Form 10KSB
period 2001-12-31
RASCALS INTERNATIONAL INC
filed 2002-04-16
CIK 1107802

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the fiscal year ended December 31, 2001.

                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the transition period from ____________ to ___________

                         Commission File No. 0-33145

                          RASCALS INTERNATIONAL, INC.
             ----------------------------------------------------
            (Exact name of the Registrant as specified in Charter)

        Delaware                                    84-1195628
----------------------------                  --------------------------
(State or other jurisdiction                  (I.R.S. Employer ID Number)
 of incorporation or organization)

                136 Freeway Drive East, East Orange, NJ 07018
                ---------------------------------------------
                  (Address of principal executive offices)

       Registrant's Telephone Number, including Area Code: 973-266-7020

       Securities Registered Pursuant to Section 12(b) of the Act: None
         Securities Registered Pursuant to Section 12(g) of the Act:

                Common Stock,       $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.   Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

State the issuer's revenues for its most recent fiscal year: $4,556,691.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of April 10, 2002 was $1,477,872.

As of April 10, 2001, the number of shares outstanding of the Registrant's common stock was 37,187,456 shares, $.001 par value.

Transitional Small Business Disclosure Format:    Yes [ ]   No  [X]

                 DOCUMENTS INCORPORATED BY REFERENCE: None

           FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding
Rascals International, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     * Growth will be limited by Rascals' ability to obtain additional capital;
     * Our debts exceed the book value of our assets;
     * We have initiated a substantially new business plan which may encounter obstacles that cannot be foreseen;
     * Rascals may not be able to attract the skilled managers it will need in order to expand its operations efficiently.

     Because these and other risks may cause Rascals' actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that Rascals will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

                              PART 1

Item 1.  BUSINESS

The Business Plan

     Rascals International, Inc. is the successor to a business operation commenced in 1983. Rascals began with a comedy club and restaurant in West Orange, New Jersey, which remains the flagship of our operations. Through 2000 the West Orange "Rascals" and a sister club/restaurant of the same name in the New Jersey resort area of Ocean Township were the source of substan tially all of Rascals' revenue. Nevertheless the success of those clubs in booking and promoting both headliners and rising stars in the field of stand-up comedy made Rascals a name known throughout the comedy industry. Most of today's stars of stand-up comedy made their way to fame appearing at a Rascals Comedy Club.

     In recent years Rascals has acquired new management, a new business plan, and a new determination to exploit the value of the "Rascals" name as leverage for the growth of our company. Our first effort involved the establishment of a "Rascals Comedy Club" in the Miami area, which copied in essence the operations of our two New Jersey clubs. The expense, however, involved in outfitting a new facility and pushing traffic to a new site exceeded the capacity of our financial resources, and the Miami club was closed in 2000. Spurred on by that experience, however, we have formulated a business plan designed to give Rascals a nationwide presence with a minimum of capital investment. The plan contemplates that we will develop a network of "partners" who recognize the value of the "Rascals" name and our entertainment offerings in attracting consumers of comedy. In exchange for the opportunity to market to these consumers, our "partners" will provide the other resources necessary to business success.

     The plan to "go national" with the "Rascals" name can be understood in four discernable, albeit interrelated, aspects:

     1. We are underway with a program of establishing "Rascals Comedy Clubs" in premier hotels in cities throughout the U.S. During 2001 we opened a Rascals in the Crowne Plaza Hotel in Phoenix, and another in the Sheraton Springfield at Monarch Place in Springfield, MA. We are under con tract to open hotel-based Rascals Comedy Clubs in West Chester, PA and in Cherry Hill, NJ during 2002.

        In addition, there are fourteen other hotel locations which have expressed a desire to open a Rascals Comedy Club in their hotels. In each of these arrangements the hotel provides the facility (rent-free) and operates the food and beverage service. We provide the show and the promotion only, keep all admission proceeds, and receive a share of the food and beverage gross revenue. Our business plan contemplates a total of 18 Rascals locations under our direction by the end of 2003.

     2. We have recently signed our first licensing agreement with an investment group who plan to open a club in Jersey City, NJ in September 2002. In exchange for the right to call their club a "Rascals Comedy Club," the licensee will pay us a licensing fee and a percentage of gross revenue for 20 years. Our agreement provides that, for an additional weekly fee, we will book the entertainment for the club.

     3. As our clubs become a national presence, the identification of the "Rascals" name with quality comedic entertainment becomes enhanced. This enriches the opportunities for cross-marketing of Rascals' entertainment in a variety of media. At the present time, "The Rascals Comedy Hour" is being offered in 35 million homes on pay-per-view television. In addition, we are under contract with major media distributors to market "Rascals" comedy on the Internet, on home video through direct response marketing, and on the in-house television channels in 140,000 Hilton hotel rooms.

     4. As cross-marketing opens channels of distribution for Rascals comedy, the value of our library of comedy tapes is enhanced. Within that library are over 400 hours of recorded performances by major comedic entertainers, such as Tim Allen, Rosie O'Donnell and Drew Carey, before they became famous. In exchange for the opportunity to appear at Rascals Comedy Club, these entertainers yielded to Rascals the right to market video recordings of their performances at Rascals. This library of videotapes provides Rascals the raw materials from which we can manufacture a limitless supply of comedy products in every audio-visual medium.

Rascals Comedy Clubs

     At the present time there are four Rascals Comedy Clubs in operation. Each of our New Jersey clubs includes an attached restaurant and bar owned and operated by Rascals. At our two hotel-based clubs food and beverage service is provided by the host hotel. Comedy shows at our clubs generally consist of three performers: one nationally-known headliner, a featured act and a comic master of ceremonies. Our ticket prices range from $8.00 to $35.00, and are determined by the fees we commit to pay the entertainers. Those fees may on occasion include a percentage of our ticket revenues.

     Entertainers are booked for our clubs by independent booking agents.
Most of our bookings at present are made by Top Draw Entertainment. Our relationship with Top Draw is at will. Our fees to Top Draw are based on services provided, and during 2001 totaled approximately $31,000. As the number of our clubs increases, Rascals should become even more attractive to entertainers due to our ability to offer "block booking." In a block booking arrangement, we commit to multiple dates at multiple locations in exchange for a reduced fee per show.

     The four Rascals Comedy Clubs now in operation are:

     Rascals Comedy Club (West Orange, NJ). This facility has been in operation since 1983. It consists of a 4,000 sq. ft. lower level comedy room with a seating capacity of 375, a 2,000 sq. ft. ground floor restaurant with a seating capacity of 135, and a 1,000 sq. ft. bar with a seating capacity of
60. It sits on 1.4 acres of land, with parking for over 200 cars. The club presents at least one show daily, with two shows on Friday and Saturday. The restaurant is open daily for lunch and dinner.

     Rascals Comedy Club (Ocean Township, NJ). This facility, located at the Jersey Shore, was opened in 1987. It consists of a 2,000 sq. ft. comedy room with a seating capacity of 275, a 2,000 sq. ft. ground floor restaurant with a seating capacity of 150, and a 1,000 sq. ft. bar with a seating capacity of
50.  It sits on 2.3 acres of land, with parking for 160 cars.

     Rascals Comedy Club at the Crowne Plaza Hotel (Phoenix, AZ). This facility, which opened late in 2001, consists of a comedy room with a seating capacity of 300 in which we produce seven shows per week. When major enter tainers are booked, we utilize the 1,000 seat ballroom at the Hotel.

     Rascals Comedy Club at the Sheraton Springfield at Monarch Place (Springfield, MA). This facility also opened late in 2001. It consists of a comedy room with a seating capacity of 140 in which we produce six shows per week. The 600 seat hotel ballroom is available to us for major shows, and we have used it four times in the past six months, each time for over 500 guests.

     Each of our clubs is managed by an on-site manager, who is responsible for supervising operations and assuring compliance with Rascals' guidelines for club operations. In addition, at each of our New Jersey clubs we also operate a restaurant and bar, so the manager is also responsible for purchasing, inventory control, and supervision of the kitchen and wait staff. One particular responsibility of our on-site managers at the New Jersey clubs is to assure compliance with State and local regulations governing the sale of alcoholic beverages. All on-site managers report to our Director of Operations, who operates from Rascals' corporate headquarters in East Orange, New Jersey.

     Our agreements with the hotels which host our newer clubs allocate to Rascals the responsibility for booking, marketing and producing the comedy shows, and allocate to the hotel the responsibility for food and beverage service. Rascals promotes the shows through local media, sells the tickets, and retains 100% of the revenue from ticket sales, from which it pays fees to the entertainers and to the Rascals personnel involved in producing the show. The hotel collects payment for food and beverage service, and is responsible for supervising the kitchen and wait staff, who are hotel employees. The hotel is also responsible for compliance with liquor laws. Our agreements provide for a percentage of food and beverage revenue to be paid by the hotel to Rascals.

     Already in 2002 we have contracted to locate a Rascals Comedy Club in the Holiday Inn in West Chester, PA and another in the Hilton Hotel in Cherry Hill, NJ. We are currently in negotiations with a number of other hotels who are asking us to locate clubs on their premises, and are investigating related possibilities at sites throughout the U.S.

     The primary advantage of a hotel-based club for Rascals is the efficiency of initiating the club's operations. Since we are moving into an established facility, we are required to make only the minimal capital investment necessary to outfit the comedy room in Rascals' trademark decor. In addition, since the hotels in which we locate are already known as entertainment locations in their communities (even if only as a restaurant location), the expense incurred in "attracting traffic" to the site is generally not much greater than the expense we incur in promoting shows at our established sites. Our estimate is that our capital commitment to a new hotel-based facility, including the working capital required until the club achieves positive cash flow, will generally not exceed $130,000.

     We market our shows through traditional local media: newspaper and radio advertisements, local cable TV commercials, and radio promotions, often involving the performers that will be appearing. In addition, tickets to all four of our club locations can be purchased at our Website:
www.rascalscomedyclub.com.

     Recently we began to market the Rascals Platinum V.I.P. Card. For an annual fee of $350, a Rascals Platinum V.I.P. Card entitles the holder to priority reservations, reserved seating, and, subject to certain restrictions, free admission to our shows nationwide. Since the program was initiated in February 2002, we cannot predict at this time how successful it will be as a marketing vehicle.

Rascals Comedy Library

     Between 1985 and 1992 Rascals developed a library of videotapes of the comedy performances at its West Orange club. The videotapes, which include more than 400 hours of performances, were made and produced by Rob Perna d/b/a Stand and Deliver Productions. The performers on the videotapes include many who achieved stardom: Denis Leary, Drew Carey, Jeff Foxworthy, Rosie O'Donnell, Tim Allen, Ray Romano and others. In exchange for the opportunity to appear at Rascals Comedy Club, each of these performers signed a release giving Rascals and Stand and Deliver the right to reproduce and market the videotapes. Between themselves, Rascals and Stand and Deliver have agreed to share ownership of the videotapes equally.

     Our library provides an inventory of raw material which Rascals intends to use to develop products and content in a variety of media. At the same time, although Rascals is not currently adding to its library of videotapes, the ongoing operations of our comedy clubs is a potential source of additional valuable media content. A considerable portion of our energies, therefore, have recently been devoted to developing outlets for marketing Rascals' comedy outside of our clubs. To date, we have relationships established with powerful marketing partners in four media:

     Television Pay-Per-View and Video-On-Demand. In the Fall of 2001 we entered into a marketing agreement with iN-DEMAND L.L.C. to market up to 12 programs produced by Rascals. IN-DEMAND is the nation's leading provider of pay-per-view and video-on-demand programming, serving over 1,800 affiliated systems with approximately 28 million addressable households subscribing. In each of the past five months, iN-DEMAND has broadcast on seven or eight occasions a 55 minute program taken from Rascals' library - one new program each month. The agreement provides that approximately 40% of the gross receipts from the broadcasts will be paid to Rascals and Stand and Deliver.


     VHS Recordings. In March 2002 we entered into a Memorandum of Understanding with Razor & Tie Direct L.L.C. Razor & Tie is a music producer with a considerable market presence which in the past year has had noteworthy success marketing VHS videos. Razor & Tie has advanced to Rascals its budget for producing two home videos of performances in the Rascals library, which Razor & Tie will market through direct response channels. To the extent that direct response marketing is successful, Razor & Tie will then introduce the videos into retail stores. The agreement provides that Razor & Tie will pay to Rascals and Stand and Deliver 50% of the net profits from sales of the videos. Rascals has given Razor & Tie a one year exclusive license to market the Rascals library in home video format. Razor & Tie can extend the license to five years by paying Rascals a $200,000 advance, provided that it has introduced at least one Rascals video into retail distribution.

     Dedicated Hotel Room Broadcasts. In April 2002 we entered into an agreement with InnMedia, L.L.C. InnMedia is the leading media content provider for the hospitality industry. InnMedia has agreed to include programs from Rascals' library on the dedicated television channels that its clients broadcast to the guest rooms in their hotels. Currently, InnMedia's clients broadcast to 140,000 hotel rooms, which represents a potential market of 2.5 million guests per month. The agreement provides that InnMedia will pay Rascals 40% of the gross receipts from this service.

     Internet Advertising. Early this year Rascals was accepted into the Microsoft Windows Media Streaming Advertising Program. Rascals provides one minute video clips from its library, which are broadcast on WindowsMedia.com. Microsoft will pay Rascals 50% of the online advertising revenue earned during broadcast of the clips. In addition, the broadcasts will provide millions of WindowsMedia users with exposure to Rascals' programming. Those who become interested in enjoying more of our programs will be able to access the Rascals Website through the Windows Media Player 7 Media Guide.

Employees

     The Company currently employs 125 individuals, of whom 31 are full-time employees. The other 94 employees are primarily hosting staff, wait staff, bartenders, and kitchen employees who work during the performances at our clubs. None of our employees is represented by a union. We believe that our relations with our employees are good.

Insurance

     As a dispenser of alcoholic beverages, Rascals is subject to state liquor liability ("dram shop") laws. These laws vary from state to state. In general, dram shop laws impose liability on the proprietor of an establishment for damage caused by a customer of the establishment, if the service of alcoholic beverages by the establishment to that customer was a cause of the damage and the establishment service was negligent or otherwise culpable. Since alcoholic beverages are served in all of our clubs, it is particularly important that we maintain insurance against liability.

     At the present time, Rascals is insured by a policy which provides $2,000,000 general aggregate liability coverage. as well as a $10,000,000 commercial umbrella policy. The annual premium for our insurance, which includes this liability insurance, is $29,650.


Item 2.  PROPERTIES

  Since February 2002 the executive offices of Rascals International, Inc. have been located in East Orange, New Jersey. The offices in which we are located are leased to Transportation Logistics Int'l, Inc. Transportation Logistics also provides certain services and shares certain equipment with Rascals. The Chairman and principal shareholder of Transportation Logistics Int'l, Inc. is Michael Margolies, who is Rascals' Vice Chairman. A facilities sharing agreement is under negotiation; but the terms have not yet been determined.

  Rascals' restaurant and club facilities in West Orange and Ocean
Township are leased to subsidiaries of Rascals by holding companies. The owners of the holding companies are members of the families of Eduardo Rodriguez and Michael Margolies. Rascals pays monthly rental of approximately $26,000 for the two facilities. Further description of these arrangements is contained in "Certain Relationships and Related Transactions."

  Our other two comedy clubs are located in hotels, which provide the comedy room to us free of charge. Our plan is to expand by establishing more of these hotel-based clubs. Therefore, we believe that our present leased facilities will be adequate for our needs for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

  In February 2002 Rascals commenced action in the Superior Court for the State of New Jersey against P.A. Whelan and Company, Inc. The action alleges that Whelan breached a consulting and marketing contract with Rascals. Rascals is demanding that the contract be rescinded. Whelan has counterclaimed alleging breach of the same contract by Rascals, and demanding damages of $99,260.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     Since mid-December, 2001 our common stock has been listed for quotation on the OTC Bulletin Board under the trading symbol "RASC.OB." Prior to that time, our common stock was listed only on the Pink Sheets. The following table sets forth the bid prices quoted for our common stock on the either the OTC Bulletin Board or the Pink Sheets during the two years ended December 31, 2001.


                                         Bid
                                 --------------------
Period:                          High             Low
-----------------------------------------------------
Jan. 1, 2000 - Mar. 31, 2000    $ 1.75          $  .25
Apr. 1, 2000 - June 30, 2000    $  .50          $  .13
July 1, 2000 - Sep. 30, 2000    $  .50          $  .13
Oct. 1, 2000 - Dec. 31, 2000    $  .50          $  .03

Jan. 1, 2001 - Mar. 31, 2001    $  .40          $  .04
Apr. 1, 2001 - June 30, 2001    $  .35          $  .09
July 1, 2001 - Sep. 30, 2001    $  .40          $  .06
Oct. 1, 2001 - Dec. 31, 2001    $  .17          $  .07



     (b) Shareholders

     Our shareholders list contains the names of 193 registered shareholders of record. The number of beneficial shareholders who hold their shares in street name is much greater and cannot be determined at this time.

     (c)  Dividends

     The Company has never paid or declared any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     The operations of Rascals during 2001 consisted primarily of its two New Jersey restaurant/clubs, from which all of our 2001 revenue was obtained. Although some expenses were incurred in connection with the development of the Phoenix and Springfield hotel-based clubs, and some income was realized from our discontinued operation in the Miami area, results for 2001 can be considered predictive only of our stand-alone club operations. During 2002 we expect to realize revenue and expense from all aspects of our new business plan - the two stand-alone clubs as well as several hotel-based clubs, home video sales, pay-per-view sales, etc. So our financial results for 2002 will be fundamentally different from our results for 2001.

     For 2001 Rascals reported revenue and expenses which were both substantially lower than revenue and expenses reported for 2000. However, included in the 2000 statement of operations was $713,723 in revenue and $892,530 in expenses contributed by Rascals' restaurant/club in the Miami area. That club was closed in November 2000, and will have no further effect on Rascals' financial results. Excluding the results from the Miami operation, Rascals realized in 2000 $4,324,353 in revenue and $3,890,468 in costs and expenses, all attributable to its two New Jersey restaurant/clubs.

     Revenue from the New Jersey clubs increased by 5.4 percent from 2000 to 2001, despite the 9-11 terrorist attacks, which had an adverse effect on the entertainment industry in the New York metropolitan area. During the same period the direct expenses of operating our two clubs fell by 4.3%. The reduction was primarily due to the fact that the related parties who were the landlords of the premises in which our New Jersey clubs operate waived the rental payments for 2001. However, even if the contracted rent had been accrued, the direct expenses of those operations would have increased by only 3.7% from 2000 to 2001. The fact that the growth in expenses lagged the growth in revenue reflected the results of our efforts to improve operating efficiency at those facilities.

     Although the New Jersey properties each produced profits in 2001, Rascals' corporate parent incurred expenses which offset the profits of the operating subsidiaries, resulting in a net loss for the year of $353,597. Those corporate-level expenses included the expenses attributable to developing the hotel-based clubs in Phoenix and Springfield as well as executive payroll and professional fees. In 2002 we expect that revenue from our hotel-based operations will serve to offset the start-up costs of new hotel-based clubs. On the other hand, we expect to report executive payroll and management fees in 2002 that are in excess of those we reported in 2001. This will occur in part because of the expansion of our management team and in part because the complexity of our new business plan requires that we obtain the assistance of experienced consultants in implementing the plan. Both of these situations will cause us to incur additional expenses for stock-based compensation during 2002. In addition, the fact that Rascals became an SEC reporting company in December 2001, which enabled us to have our stock listed on the OTC Bulletin Board, is likely to result in expenses for professional fees during 2002 that exceed our professional fees in 2001.

     Offsetting the additional corporate-level expenses that we will incur in 2002 will be the several new streams of revenue that we have initiated this year. During 2002 we will, for the first time, realize revenue from at least five hotel-based clubs, from sales of home video programs, from advertising on WindowsMedia.com, from television pay-per-view, and from several other uses of the Rascals comedy library. Each of these revenue streams will come to us with only modest expenses attached, so that the greater portion of this new revenue will serve to improve Rascals' "bottom line."

     We expect that, as our new business plan is implemented, we will realize growth and improved financial results. Because the plan relies in all of its aspects on "partners" to bear the greater part of the financial burden, the growth of our expenses during this period of expansion should be controllable. In addition, the development of additional comedy clubs should afford us economies of scale. For example, the ability to offer comedians block bookings throughout our clubs should enable us to negotiate lower fees. Our goal, then, will be to carefully balance the growth of overhead expenses against the growth of revenue. If we are successful in accomplishing that goal, the expansion called for in our new business plan should produce significant profitability.

Liquidity and Capital Resources

     When 2001 began, Rascals had a working capital deficit of $1,373,157 and limited sources of credit. When 2001 ended, Rascals still had no sources of credit, and its working capital deficit was $1,794,626, a $421,469 decrease from the previous year. One primary reason that Rascals was able to sustain its operations despite a working capital deficit was the willingness of the then-owners of our New Jersey facilities to forego rent payments, which enabled us to apply the cash generated from our operations to past debts. Nevertheless, the fact that we have carried on for an extended period with negative working capital is also indicative of a strength at the core of the Rascals operations. While we do not mean to suggest that the working capital deficit is not an impediment to Rascals' near-term health, our ability to sustain our operations to this point suggests that we have the resources to carry on until the benefits expected from our new business plan put us in a position to eliminate the burden of paying prior years' debts.

     In the first months of 2002 we have been devoting considerable effort to ameliorating our debt situation. We have been in negotiations with our largest creditor, the State of New Jersey, to whom we owe over $270,000 in taxes from prior years, and we have been making payments on an affordable five year payment plan, subject to completion of a formal settlement agreement. We have also reached an agreement with the largest creditor remaining from our discontinued Miami-area operation, which will eliminate that debt in April with a final payment of $10,000. In addition, we have persuaded a number of entities which invested in Rascals debt instruments to convert their debt into equity.

     Rascals is a guarantor of the $2,250,000 loan that is secured by a mortgage on the properties in West Orange and Ocean Township where our restaurant/clubs operate. At the end of 2001 it became necessary to refinance that loan. The refinancing was obtained only because Michael Margolies and his wife and Eduardo Rodriguez and his wife agreed to personally guarantee the obligation.

     In 2002 we are implementing a business plan designed to facilitate rapid growth with only modest financial commitment by Rascals. For example, our new program of locating the Rascals Comedy Clubs in existing hotels means that we can generally establish a new club with a net cash outlay of less than $130,000. Similarly, our licensing agreements with major media distributors require virtually no financial commitment by Rascals, and have potential to produce considerable revenue. The plan, if successful, will be our path from negative working capital to a solid balance sheet.


Item 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


Item 8.   FINANCIAL STATEMENTS

     The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 13 of this Form 10-KSB.



                                  PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     This table identifies our management team. Directors serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

                                                              Director
Name                      Age     Position with the Company     Since
------------------------------------------------------------------------------
Eduardo Rodriguez         40      Chairman, Chief Executive     1998
                                   Officer, Chief Financial
                                   Officer
Michael Margolies         74      Vice Chairman, Secretary,     2001
                                   Director
Gary Marks                43      Director                      2000

     Eduardo Rodriguez has served as Chief Executive Officer of Rascals since 1998. Immediately prior to joining Rascals, Mr. Rodriguez served as President of Lancaster Consultants, Inc., a company involved in financial management and consulting.

     Michael Margolies became Vice Chairman and Secretary of Rascals in January 2002, after having served on our Board of Directors for the past year. Since 1998 Mr. Margolies has been employed as Chief Executive Officer of Transportation Logistics Int'l, Inc. (OTC Bulletin Board: TRPL.OB), which provides international logistics and logistic-related services. Mr. Margolies previously served as Chief Executive Officer of U.S. Transportation Systems, Inc. from its creation in 1975. USTS was a NASDAQ-listed holding company involved in a diversified group of transportation-related businesses (e.g. bus
charters, freight-hauling, bus leasing, limousines, etc.).   Mr. Margolies
left USTS in 1998 when it was sold to Precept Business Services, Inc. for approximately $43 million.

     Gary Marks is currently Executive Vice President of I.D. Systems, Inc.
in Hackensack, New Jersey. Prior to joining I.D. Systems, Mr. Marks held senior technology marketing positions at Cybertel, Conner Peripherals, SyQuest and Western Digital.

Compliance with Section 16(a) of the Exchange Act

     None of the directors, officers or beneficial owners of more than 10% of Rascals's common stock failed to file on a timely basis reports required during 2001 by Section 16(a) of the Exchange Act, except as follows: each of the three members of our Board of Directors failed to file a Form 3 when it was due.

Item 10.  EXECUTIVE COMPENSATION

     This table itemizes the compensation we paid to Eduardo Rodriguez, who served as our Chief Executive Officer during 2001. There was no officer whose salary and bonus for services rendered during the year ended December 31, 2001 exceeded $100,000.


                                                       Other
                        Year           Salary       Compensation
------------------------------------------------------------------
Eduardo Rodriguez.......2001         $   74,400     $ 22,000(1)
                        2000             54,000           --
                        1999            106,154           --
          ____________________________
(1) Represents premiums paid for health insurance and payments made to supply Mr. Rodriguez with an automobile.

     Employment Agreements; Affiliation Agreement

     In connection with the refinancing of the mortgages on Rascals' two New Jersey restaurant/clubs on December 31, 2001, Rascals entered into employment agreements with Eduardo Rodriguez, its Chief Executive Officer, and Michael Margolies, its Vice Chairman and Secretary. The refinancing is described in "Certain Relationships and Related Transactions" below.

     Rascals' employment agreement with Eduardo Rodriguez provides that Mr. Rodriguez will serve as President of Rascals during the term of the agreement, which ends on December 31, 2006. Mr. Rodriguez covenants in the agreement that he will not compete with Rascals for one year after termination of his employment. The agreement further provides that Rascals will pay Mr. Rodriguez an annual salary of $250,000, and will spend up to $12,000 per year to provide him an automobile. In the event of Mr. Rodriguez' death or disability, Rascals commits to pay him or his estate an amount equal to one year's salary.

     Rascals' employment agreement with Michael Margolies provides that Mr. Margolies will serve as Vice Chairman and Secretary during the term of the agreement, which ends on December 31, 2006. Mr. Margolies covenants in the agreement that he will not compete with Rascals for one year after termination of his employment. The agreement further provides that Rascals will pay Mr. Margolies an annual salary of $150,000. In the event of Mr. Margolies' death or disability, Rascals commits to pay him or his estate an amount equal to one year's salary. In order to induce Mr. Margolies to enter into the agreement, Rascals issued 1,000,000 shares of common stock to the Margolies Family Trust and 500,000 shares to Mr. Margolies.

     At the same time as the employment agreements, an "Affiliation
Agreement" was made among Rascals, Mr. Rodriguez and Mr. Margolies. The stated consideration for Rascals' covenants in the Affiliation Agreement was Mr. Margolies' agreement to participate in the refinancing of the New Jersey mortgages. The Affiliation Agreement provides, with respect to both Mr. Rodriguez and Mr. Margolies, that as long as he or his family own one percent of Rascals, he will be nominated at any election of Board members. The Affiliation Agreement further provides that until December 31, 2006 the salary and benefits paid to Mr. Margolies will equal no less than 60% of the salary and benefits paid to Mr. Rodriguez; that Rascals will not issue stock to Mr. Rodriguez or Mr. Margolies or their families without the consent of the other; and that neither Mr. Rodriguez nor Mr. Margolies will sell any Rascals shares without affording the sale opportunity to the other of them.

     Restricted Stock Grant Program

     On March 18, 2002, Rascals' Board of Directors adopted a Restricted Stock Grant Program (the "Program") pursuant to which 8,750,000 shares of Common Stock were reserved. In April 2002 the restricted shares were and issued as follows:

     Eduardo Rodriguez  -   5,000,000 shares
     Michael Margolies  -   3,500,000 shares
     Gary Marks         -     250,000 shares

     The shares issued under the Program are subject to the following restrictions:

     1. After this fiscal year and each of the following four fiscal years (2002 through 2006) one-fifth of the shares granted (the "At-Risk Shares") will be forfeited if Rascals' revenue during the year does not exceed the following thresholds:

     2002      - $ 3,500,000
     2003      - $ 4,500,000
     2004      - $ 5,500,000
     2005      - $ 6,500,000
     2006      - $ 7,500,000

     2. All shares held by a Grantee shall be forfeited if his employment by Rascals and his membership on the Board terminates prior to the date the restrictions lapse.

     3. The shares granted under the Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. The only exception to this restriction is the pledge by Mr. Rodriguez of his shares to secure the mortgage on Rascals' New Jersey restaurant/clubs. These restrictions will lapse with respect to any At-Risk Shares that are not forfeited as described above. In addition, the restrictions will lapse with respect to all unforfeited shares if in any year Rascals' revenue exceeds $7,500,000.

     4. The restrictions shall also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability, (ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a majority of the Board who have not been approved by the existing Board.

     During any tax year in which a Grantee realizes taxable income by reason of the lapse of the restrictions on the shares granted under the Program, the Company shall pay to such Grantee a "Gross-Up Bonus" in cash equal to the aggregate of (i) the additional federal, state and local income taxes incurred by Grantee as a result of realization of such taxable income, and (ii) the federal, state and local income tax incurred by the Grantee as a result of the Gross-Up Bonus. In no event shall the Gross-Up Bonus exceed the aggregate of
(i) the amount of the tax deduction for which the Company receives a benefit for the tax year of the Company beginning during the tax year of the Grantee in which he realizes taxable income by virtue of the lapse of the restrictions referred to above, and (ii) the amount of the tax deduction for which the Company receives a benefit for such tax year of the Company by virtue of the Gross-Up Bonus.

     There is no requirement under law for the Board of Directors to obtain shareholder approval of the Program. Accordingly, the Board did not seek such approval. The failure to obtain shareholder approval will adversely affect Rascals only if in any year the total compensation paid by Rascals to any of its officers (including taxable "compensation" occurring by reason of the lapse of restrictions on shares granted under the Program) exceeded $1,000,000. In that case Rascals would not be able to take a deduction on its tax return for the excess compensation by reason of its failure to obtain shareholder approval of the Program. The Board of Directors decided, however, that the likelihood of total compensation to any Grantee exceeding $1,000,000 is sufficiently small that it did not warrant obtaining shareholder approval for the Program.

     Compensation of Directors

     Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *  each officer named in the Executive Compensation table above.

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 37,187,456 shares of our common stock outstanding on the date of this Report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                                     Amount and
                                     Nature of
Name and Address                     Beneficial          Percentage
of Beneficial Owner(1)               Ownership(2)        of Class
--------------------------------------------------------------------------
Eduardo Rodriguez                    10,220,833(3)         27.5%

Michael Margolies                     6,500,000(4)         17.5%

Gary Marks                              375,000             1.0%

All Officers and Directors
 As a Group (3 persons)              17,095,833(3)(4)      46.0%
     ____________________________________

(1) Except as noted, the address of all shareholders is c/o Rascals International, Inc., 136 Freeway Drive East, East Orange, NJ 07018
(2)  All shares are owned of record unless otherwise indicated.
(3)  Includes 5,000,000 shares subject to the terms of the Restricted
     Stock Grant Program. (See description of restrictions in Item 10 above). Includes 5,220,833 shares pledged to Hudson United Bank to secure the mortgage loan on Rascal's West Orange and Ocean premises. (See "Certain Relationships and Related Transactions" below.) Also includes 50,000 shares held by minor children of Mr. Rodriguez.
(4) Includes 3,500,000 shares subject to the terms of the Restricted Stock Grant Program. (See description of restrictions in Item 10 above). Also includes 1,000,000 shares owned by the Margolies Family Trust. The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 31, 2001, the management and affiliates of Rascals completed a refinancing of the mortgages on the properties in West Orange, New Jersey and Ocean Township, New Jersey on which Rascals Comedy Clubs are located (the "Realty"). The refinanced mortgage loan is a two-year loan in the principal amount of $2,250,000. As a condition to its willingness to complete the refinancing, the mortgagee received personal guarantees of the loan from Michael Margolies and his wife and Eduardo Rodriguez and his wife.

     In order to induce Mr. Margolies and his wife to assist in the refinancing, including giving a personal guarantee of the mortgage loan, Rascals and Mr. Rodriguez entered into an Affiliation Agreement with Mr. Margolies. The agreement is described above in "Management - Employment Agreements; Affiliation Agreement." In addition, Mr. Margolies acquired the greater part of the interest that Mark Magnusson had held in Rascals and all of his interest in the Realty. Specifically:

     * Mr. Magnusson agreed to the assignment of the Realty by Comrest and W.H.R. Realty, two general partnerships comprised of Mr. Magnusson and Eduardo Rodriguez, Rascals President, to Marod Holdings, L.L.C. ("Marod") and Rodmar Holdings, L.L.C. ("Rodmar"). The members of Marod and Rodmar are Mr. Rodriguez' spouse (in trust for their minor children) and the Margolies Family Trust. The Managers of Marod and Rodmar are Messrs. Eduardo Rodriguez and Michael Margolies, who are members of Rascal's Board). In consideration of his agreement to the transfer, the Margolies Family Trust paid Mr. Magnusson $24,000 and promissory notes for $56,000.

     * Rascals, Marod and Rodmar agreed that the leases of the Realty to Rascal's subsidiaries will continue in effect and unchanged.

     * The Margolies Family Trust purchased two million shares of Rascals common stock from Mark Magnusson for $96,000.

     * Comrest and W.H.R. Realty, the previous landlords of the Realty, released Rascals from past debts, primarily unpaid rental, totaling approximately $570,000.

     * Rascals reaffirmed the agreement it had made with Mr. Magnusson dated January 24, 2001, and agreed to commence paying Mr. Magnusson $1,500 per week without interest until the debt of $114,000 is satisfied.

Item 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K

     (a) Financial Statements

Report of Independent Auditors                              F-1

Consolidated Balance Sheets                                 F-2

Consolidated Statements of Operations                       F-3

Consolidated Statements of Shareholders' Equity             F-4

Consolidated Statements of Cash Flows                       F-5

Notes to Consolidated Financial Statements                  F-7

     (b) Exhibit List

3-a  Articles of Incorporation, as amended through December 11, 2001. (1)

3-b  By-laws. (1)

10-a Lease Agreement dated January 1, 1999 for premises at 1500 Highway
     #35, Ocean, New Jersey. (1)

10-b Lease Agreement dated January 1, 1999 for premises at 425 Pleasant
     Valley Way, West Orange, New Jersey. (1)

10-c Promissory Note from Rodmar Holdings, L.L.C. and Marod Holdings,
     L.L.C. to Hudson United Bank dated December 31, 2001. (2)

10-d Pledge and Security Agreement between Rascals International, Inc. and
     Hudson United Bank dated December 31, 2001. (2)

10-e Guaranty Agreement dated December 31, 2001 among Michael Margolies,
     Elaine Margolies, Eduardo Rodriguez, Lynn Rodriguez, D.E.M.
     Amusements, Inc., Rascals Comedy Club Stage Door Grill, Inc., Rascals Enterprises, Inc., Rascals International, Inc. and Hudson United Bank. (2)


10-f Affiliation Agreement dated December 31, 2001 among Rascals
     International, Inc., Edward Rodriguez and Michael Margolies. (2)

10-g Employment Agreement - Michael Margolies dated January 1, 2002. (2)

10-h Employment Agreement - Eduardo Rodriguez dated January 1, 2002. (2)

10-i 2001 Stock and Stock Option Plan - filed as an exhibit to the Registration Statement on Form S-8 (333-76220) and incorporated herein by reference.

10-j 2002 Stock and Stock Option Plan - filed as an exhibit to the Registration Statement on Form S-8 (333-85004) and incorporated herein by reference.

10-k Restricted Stock Grant Program - filed herewith.

21   Subsidiaries -  Rascals Enterprises, Inc.
     Rascals Comedy Club Stage Door Grill, Inc.
     D.E.M. Amusements, Inc.
______________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 2001 and incorporated herein by reference.

     (c) Reports on Form 8-K

     Report dated December 31, 2001, reporting the refinancing of the mortgages on the Company's New Jersey facilities and related transactions with Michael Margolies.


                        Independent Auditors' Report

To the Stockholders and Board of Directors of Rascals International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Rascals International, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rascals International, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Rascals International, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bridgewater, New Jersey       Rosenberg Rich Baker Berman & Company
April 12, 2002

            Rascals International, Inc. and Subsidiaries
                     Consolidated Balance Sheet
                          December 31, 2001


         Assets
Current Assets
 Cash (Notes 1 and 9)                       $     6,953
 Accounts receivable (Notes 1 and 9)             46,822
 Inventory (Notes 1 and 9)                       53,816
 Prepaid expenses (Note 9)                       52,310
                                              ---------
    Total Current Assets                        159,901

Property and equipment, net (Notes 1 and 2)     151,346

Other Assets
 Liquor licenses, net of accumulated
  amortization of $88,494 (Note 1)              201,360
 Security deposits                                9,403
 Other assets                                     1,683
                                              ---------
    Total Other Assets                          212,446
                                              ---------
    Total Assets                                523,693
                                              =========

      Liabilities and Stockholders' Deficit
Current Liabilities
 Accounts payable and accrued
  expenses (Note 9)                           1,363,932
 Notes payable (Note 3)                         520,310
 Deferred income and credits
  (Notes 1, 8 and 9)                             70,285
                                              ---------
    Total Current Liabilities                 1,954,527
                                              ---------
Commitments and Contingencies (Note 7)

Stockholders' Deficit
 Common stock, authorized 50,000,000 shares,
  $.001 par value, 15,827,422 shares issued
  and outstanding (Notes 1 and 4)                15,827
 Additional paid-in capital                   2,439,293
 Accumulated deficit                         (3,850,872)
 Deferred compensation                          (35,082)
                                              ---------
     Total Stockholders' Deficit             (1,430,834)
                                              ---------
     Total Liabilities and Stockholders'
      Deficit                               $   523,693
                                              =========




See notes to the consolidated financial statements.



              Rascals International, Inc. and Subsidiaries
                 Consolidated Statements of Operations



                                           Year Ended December 31,
                                         ---------------------------
                                             2001            2000
                                           ---------       ---------

Net Sales                                $ 4,556,691     $ 5,038,076
                                           ---------       ---------

Costs and Expenses
 Cost of sales                             1,741,488       2,170,006
 Restaurant operating expenses             1,909,773       2,033,136
 Rent expense - related party (Note 5)             -         312,000
 Rent expense                                 12,096         185,346
 Depreciation and amortization
  (Notes 1 and 2)                             59,782          82,510
                                           ---------       ---------
    Total Costs and Expenses               3,723,139       4,782,998
                                           ---------       ---------
Gross Profit                                 833,552         255,078
                                           ---------       ---------

General and Administrative expenses
 General and administrative expenses       1,150,079       1,182,884
 Stock based compensation (Note 7)            15,590         374,340
                                           ---------       ---------
    Total General and Administrative
     Expenses                              1,165,669       1,557,224
                                           ---------       ---------
(Loss) From Operations                      (332,117)     (1,302,146)
                                           =========       =========
Other Income (Expense)
 Interest expense                            (21,000)        (49,129)
 Loss on abandonment of assets                     -        (227,638)
                                           ---------       ---------
    Total Other (Expense)                    (21,000)       (276,767)
                                           ---------       ---------
(Loss) Before Income Tax Provision          (353,117)     (1,578,913)
Provision for Income Taxes (Note 1 and 6)        480               -
                                           ---------       ---------
Net Loss                                 $  (353,597)    $(1,578,913)
                                           =========       =========

Earnings per share (Note 1)
 Earnings (Loss) Per Common Share        $     (0.03)    $     (0.14)
 Earnings Per Share - Assuming Dilution  $     (0.03)    $     (0.14)

Weighted Average Number of Common
 Shares Outstanding                       15,103,798       11,125,658



See notes to the consolidated financial statements.



                  Rascals International, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                         Total
                                Common Stock        Additional  Accumulated              Stockholders'
                            ----------------------  Paid-in     Earnings     Deferred    Equity
                             Shares         Amount  Capital     (Deficit)    Compensaton (Deficit)
------------------------------------------------------------------------------------------------------
Balance - December 31, 1999  10,021,860  $  10,022  $1,249,446  $(1,918,362)  $(421,114)  $(1,080,008)

Stock Issued for Purchase
 of Asset                         8,500          8       1,692            -           -         1,700
Stock Issued for Conversion
 of Debt                      3,452,062      3,452     708,544            -           -       711,996
Stock Issued for Services       220,000        220      49,780            -           -        50,000
Issuance of Common Stock        500,000        500      99,500            -           -       100,000
Amortization of Deferred
 Compensation                         -          -           -            -     370,422       370,442
Net Loss                              -          -           -   (1,578,913)          -    (1,578,913)
                             ------------------------------------------------------------------------
Balance - December 31, 2000  14,202,422     14,202   2,108,962   (3,497,275)    (50,672)   (1,424,783)
                             ------------------------------------------------------------------------
Amortization of Deferred
 Compensation                         -          -           -            -      15,590        15,590
Issuance of Common Stock      1,500,000      1,500           -            -           -         1,500
Stock Issued for Loan
 Extension                       50,000         50       9,950            -           -        10,000
Stock Issued for Services        75,000         75       9,300            -           -         9,375
Related Party Debt Forgiveness        -          -     311,081            -           -       311,081
Net Loss                              -          -           -     (353,597)          -      (353,597)
                             ------------------------------------------------------------------------
Balance - December 31, 2001  15,827,422    $15,827  $2,439,293  $(3,850,872)  $ (35,082)  $(1,430,834)
                             ========================================================================



See notes to consolidated financial statements.

            Rascals International, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                 Year Ended December 31,
                                               --------------------------
                                                 2001               2000
                                               -------             ------
Cash Flows From Operating Activities
 Net (Loss)                                     $(353,597)      $(1,578,913)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operating Activities
  Depreciation and amortization                    59,782            82,510
  Stock issued for services                             -            50,000
  Amortization of deferred compensation            15,589           370,442
  Loss of abandonment of assets                         -           227,638
  Other current assets                             (1,683)                -
 Decreases (Increases) in Assets
  Accounts receivable                             (27,219)            4,196
  Prepaid expenses                                 13,579            (2,699)
  Inventory                                        (5,285)           (2,772)
  Security deposits                                (1,913)           23,522
 Increases (Decreases) in Liabilities
  Accounts payable and accrued expenses           268,063           339,675
  Accrued expenses - related party                      -          (182,004)
  Deferred income and credits                     (64,951)           35,218
                                                 --------          --------
    Net Cash Used by Operating Activities         (97,635)         (633,187)
                                                 --------          --------
Cash Flows From Investing Activities
 Purchase of property and equipment               (22,428)          (29,348)
                                                 --------          --------
Net Cash Used by Investing Activities             (22,428)          (29,348)

Cash Flows From Financing Activities
 Proceeds from convertible notes payable                -           150,000
 Proceeds from notes and loans payable            120,000           200,000
 Payments on capital lease obligation             (12,460)           (6,148)
 Common stock issued                                1,500           300,000
                                                  -------           -------
    Net Cash Provided by Financing Activities     109,040           643,852
                                                  -------           -------
Net Decrease in Cash and Equivalents              (11,023)          (18,683)
Cash and Equivalents at Beginning of Period        17,976            36,659
                                                  -------           -------
Cash and Equivalents at End of Period           $   6,953       $    17,976
                                                  =======           =======


See notes to consolidated financial statements.


                Rascals International, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
   Interest                                     $      -       $    15,727
                                                 =======           =======
   Income taxes                                 $    480       $         -
                                                 =======           =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

 During the year ended December 31, 2001, the Company issued 125,000 shares of common stock for services valued at $19,375.

 During the year ended December 31, 2001, a company owned by similar interests forgave debt in the amount of $311,081.

 During the year ended December 31, 2001, the Company defaulted on their capital lease agreement. The Company entered into a settlement agreement for $76,000, which has been reclassified into accounts payable.

 During the year ended December 31, 2000, $711,996 debt was converted into 3,452,062 shares of common stock.

 During the year ended December 31, 2000, the Company issued 8,500 shares of common stock valued at $1,700 to purchase equipment.

 During the year ended December 31, 2000, the Company issued 220,000 shares of common stock with a value of $50,000 for services provided.

 During the year ended December 31, 2000, the Company financed their insurance policy with a note payable.




See notes to consolidated financial statements.


              Rascals International, Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1)

Basics of Presentation and Business

     Rascals International, Inc. ("RI") (formerly Porter McLeod National Retail, Inc.) (the "Company") merged with Rascals Enterprises, Inc. and Subsidiaries ("REI") on August 9, 1999. Due to having the larger portion of the voting rights in the combined corporation, REI is deemed to be the acquiring company and the transaction is being accounted for as an exchange of cash for stock by the acquirer. Rascals Enterprises, Inc. and Subsidiaries arose from the combination of Rascals Enterprises, Inc. and its 75% owned subsidiary Rascals Kendall, Inc. ("RK") with DEM, Inc. d/b/a Rascal's Restaurant and Lounge ("DEM") and Rascals Stage Door Grill, Inc. ("RSD") which occurred on August 1, 1999. Concurrent with the transaction, Porter McLeod National Retail, Inc. changed its name to Rascals International, Inc. These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation Rascals International, Inc. and its wholly-owned subsidiaries DEM and RSD and its 75% owned subsidiary RK.

     Summarized results of operations of the separate companies for the years ended December 31, 2001 and 2000 are as follows:

                                   Total  Assets     Net Sales    Net Income
                                                                    (Loss)
-----------------------------------------------------------------------------
December 31, 2001
  RI                                 $     1,700    $        -   $  (184,466)
  REI                                     28,552             -      (244,739)
  DEM                                    242,364     3,152,818        50,308
  RSD                                    212,027     1,403,873        25,300
  RK                                      39,050             -             -
                                      --------------------------------------
                                     $   523,693    $4,556,691   $  (353,597)
                                      ======================================
December 31, 2000
  RI                                                $        -   $  (487,672)
  REI                                                   13,685      (620,280)
  DEM                                                2,987,360       147,352
  RSD                                                1,323,308       (67,575)
  RK                                                   713,723      (550,738)
                                                     -----------------------
                                                    $5,038,076   $(1,578,913)
                                                     =======================

     REI was incorporated under the laws of the State of Delaware on June 12, 1997 as Rascals Holding Co. and changed is name to Rascals Enterprises, Inc. on September 10, 1997. The Company organized a subsidiary company, RK, in August 1998 to oversee the development and operations of a comedy club/ restaurant in Florida. The Company owns a 75% interest in RK. This establishment was closed in 2000. REI's activities consisted of the raising of debt and equity financing. Its plan was to oversee the operation of two New Jersey comedy club/restaurants owned and operated by DEM and RSD and the comedy club/restaurant in Florida, as well as develop other comedy/ entertainment clubs nationwide.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

     The Company is currently employing the following strategies in order to achieve profitability over the next 2 to 3 years.

     The profitability of each individual club location will be reviewed. If management determines that profitability cannot be achieved at any given location, then action will be taken to relocate or sell the location.

     The Company has invested considerable time and effort into television and Internet related projects. Revenues plan to be generated through Internet activities in the form of Pay Per View Comedy Webcasts, the sale of merchandise over the Internet and most significantly by the sale of advertising space. The Company has already begun to see modest sales from these ventures and has established the groundwork to enable it to generate significant revenues in the future. The Company owns 50% of the rights to Rascal's Comedy Library. This library contains over 400 hours of comedy footage of now famous comedians taped while performing at Rascals. Revenues will be generated through broadcast of this library over the Internet, production of video tapes to be sold at the clubs and over the Internet and by sale of video clips for use in approved third party advertising and productions. IN-Demand, a major television pay-per-view organization, put Rascals Comedy Hour availability into 35 million homes in November of 2001. With a new program each month, sales are brisk, and Rascals receives 40% of gross revenue.

     The Company is currently in the process of raising money in the investment community to help fund corporate activities and the expansion of the comedy club chain and growth of its Internet activities.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. At December 31, 2001, the Company had no cash equivalents.

Inventories

     Inventories consist of food, beverages and supplies. Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment, Depreciation and Amortization

     Property and equipment is presented at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets: 5-15 years for Machinery and Equipment and Furniture and Fixtures. Amortization of leasehold improvements is computed utilizing the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold.

Liquor Licenses

     The liquor licenses are amortized over their useful lives of 40 years utilizing the straight-line method. Amortization expense was $7,286 and $7,246 for the years ended December 31, 2001 and 2000, respectively.

Advertising

     The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2001 and 2000 were $86,913 and $132,610, respectively.

Concentration of Credit Risk

     The Company maintains cash balances at two financial institutions in New Jersey. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. All cash balances were fully insured at December 31, 2001.
The Company is also subject to credit risk on accounts receivable. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share

     Earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share.

     Potential future dilutive securities include 100,000 shares issuable under outstanding warrants as of December 31, 2001.

Income Taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it is "more likely than not" the assets will not be realized.

Revenue Recognition

     Revenue from restaurants are recognized when services are provided. Revenues from the comedy clubs are recognized when the show is performed.


PROPERTY AND EQUIPMENT (NOTE 2)

     A summary of property and equipment is as follows:

     Machinery and Equipment          $   377,062
     Leasehold Improvements               293,305
     Furniture and Fixtures               126,138
                                          -------
     Total                                796,505
     Less:  Accumulated Depreciation      645,159
                                          -------
                                      $   151,346
                                          =======

     Depreciation expense was $51,956 and $80,505 for the years ended December 31, 2001 and 2000, respectively.

NOTES PAYABLE (NOTE 3)

     Notes payable are as follows:


      6% convertible debentures, due January 2002, interest
        payable quarterly.                                   $ 150,000
      Note payable, due March 15, 2001 at 12% interest per
        annum, personally guaranteed by the company
        president.  This note was extended (See Note 7)        200,000
      Note payable, due February 2002 at 10% interest.
        These notes were subsequently extended through
        May 15, 2002.                                          120,000
      Note payable, due July, 2002 at 10.50%, collateralized
        by an insurance policy.                                 50,310
                                                               -------
      Total                                                    520,310
      Less: current maturities                                 520,310
                                                               -------
      Notes Payable, net of Current Maturities               $       -
                                                               =======

CONVERSION OF LOANS PAYABLE (NOTE 4)

     The Company received non-interest bearing short-term loans aggregating $50,000 which were converted into 250,000 shares of common stock during the year ended December 31, 2000.


TRANSACTIONS WITH RELATED PARTIES (NOTE 5)

     Facilities Rental

     The companies lease their facilities from entities which have interests similar to the major stockholders of the companies. During the year ended December 31, 2001 the landlord agreed to waive rent for the year. Total rent expense to the entities during the years ended December 31, 2001 and 2000 was $0 and $312,000, respectively.

     In addition to waiving the rent expense for the year ended December 31, 2001, the landlord also agreed to forgive past due rent totaling $311,081. In accordance with APB 26, the debt was classified as paid in capital.

     Services

     The Company paid $4,900 to a company owned by the Company's president during the year ended December 31, 2000 for various services.


INCOME TAXES (NOTE 6)

     Provision for income taxes consist of the following:


                                                 December 31,
                                              -----------------
                                              2001         2000
                                              ----         ----
  Currently Payable
   Federal                                   $    -       $    -
   State                                        480       $    -
                                              -----        -----
   Total                                     $  480       $    -

  Deferred
   Federal                                   $    -       $    -
   State                                          -            -
                                              -----        -----
   Total                                          -            -

   Totals                                    $  480       $    -
                                              =====        =====


     The components of the Company's deferred tax asset is as follows:


     Federal and State Net Operating Losses         $ 2,794,000
     Deferred Items                                      34,000
                                                      ---------
     Totals                                           2,828,000
     Less:  Valuation Allowance                      (2,828,000)
                                                      ---------
     Net Deferred Tax Asset                         $         -
                                                      =========


     The Company has net operating loss carryforwards for federal income tax purposes of approximately $7,413,000 of which approximately $2,100,000 expires in 2009, $300,000 in 2010, $700,000 in 2011, $300,000 in 2012, $1,000,000 in
2018, $1,200,000 in 2019, $1,580,000 in 2020 and $354,000 in 2021.  Certain
of the net operating losses arose prior to various subsidiaries joining the consolidated group and are therefore limited in there usage only against profits of that particular subsidiary. In addition, a change in ownership has occurred with respect to approximately $4,000,000 of the net operating losses and their usage will be severely restricted under the net operating loss limitations provided in section 383 of the Internal Revenue Code.

     Due to the uncertainty of profitable operations, and the restrictions and limitations on the usage of the Company's net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded.
At December 31, 2001, the valuation allowance increased $354,000 over the preceding period.

     A reconciliation of the federal statutory tax amount to the Company's actual tax amount for the year ended December 31, 2001 and 2000 is as follows:


                                                    December 31,
                                                -------------------
                                                 2001         2000
                                                 ----         ----

Statutory (Benefit)                           $ (120,360)  $ (536,831)
Loss for Which No Benefit was Received           112,947      528,192
Non Deductible Expenses                            7,413        8,639
                                                 -------      -------
Effective Rate                                $        -   $        -
                                                 =======      =======


COMMITMENTS (NOTE 7)

Leases

     The companies lease restaurant, office and storage space, parking facilities, autos, and equipment under operating leases expiring at various times through the year 2003. The restaurant, office and storage and parking facilities are leased from related parties.

     The leases are for 5 years and expire on December 31, 2003. The leases call for rent of $312,000 annually. The companies are also responsible for real estate taxes, insurance and other costs. The leases provide for 1 additional term of 5 years with rent of at least $312,000 with the actual rent amount to be negotiated no later than the 54th month of the lease.

     During the year ended December 31, 2001, the landlord waived the rent due under the lease agreement for the year.

     The Company entered into a lease in September 2000 for office space in New Jersey under an operating lease for a period of 3 years commencing September 1, 2000.

     Minimum future rental payments under noncancellable operating leases as of December 31, 2001, are as follows:



                                                            Related
                                            Unrelated        Party
                                         ---------------  -------------

Year Ending December 31,
     2002                                  $  37,304       $  312,000
     2003                                     18,062          312,000
     2004                                      1,596                -
                                              ------          -------
     Total Minimum Future Rentals          $  56,962       $  624,000
                                              ======          =======

     Total non-related party rent expense was $12,096 and $185,346 for the years ended December 31, 2001 and 2000, respectively.

Guarantor

     DEM and SDG are guarantors of the mortgage debt on the West Orange building in which it operates and substantially all of the Company's assets are pledged as collateral on the debt. The mortgage debt is owned by a commonly controlled company and amounted to $2,250,000 at December 31, 2001. No reserve for loss has been provided in the financial statements.

Financial Consulting Agreements

     In November 1999, the Company entered into a five year agreement with a consultant to act as a finder for equity and/or debt financing on the Company's behalf. Terms of the agreement provide the consultant with the following fee schedule:

      5% of the first $1,000,000
      4% of the consideration between $1,000,001 and $2,000,000
      3% of the consideration between $2,000,001 and $3,000,000
      2% of the consideration between $3,000,001 and $4,000,000
      1% of such consideration in excess of $4,000,000

     In addition, the Company issued 50,000 warrants to purchase the Company's common stock at $2.00 per share and 50,000 warrants to purchase the Company's common stock at $1.50 per share for a total fair value of $77,954. The warrants are issued for a 5 year period and vest immediately. The Company recorded amortization of $15,590 in the statement of operations in both years ended December 31, 2001 and 2000.

Sales and Marketing Agreement

     In November 1999, the Company entered into a five (5) year agreement with a consultant to be responsible for the establishment of co-development, management agreements and the sale of franchise agreements. As compensation for its services, the consultant will be paid 15% percent of the initial franchise fee or development along with a monthly fee of 1% of the revenue on franchised and Company managed units during the initial term of the initial franchise or management agreement and any revenues thereof. In addition, during the first 60 months of the agreement, the Company will issue 10 year common stock options to purchase 15,000 shares of the Company's common stock at then current market price for each franchise agreement or management agreement. As of December 31, 2001, the Company had not entered into any franchise or management agreements.

Business Advisory Consulting Agreement

     In September 1999, the Company entered into a six month consulting agreement for business management services, marketing consultation and advisory services. In consideration for such services, the Company agreed to deliver options to purchase 450,000 shares of the Company's common stock at a price of 250,000 shares at $1.00, 100,000 shares at $3.00 and 100,000 shares at $4.00 per share for a total fair value of $717,500. The options may not be exercised after September 2000. The agreement also called for the payment of a sliding scale fee based on any outside business investment made or business combination effected. No finders fees were earned under the contract. The Company recorded amortization of $0 and $358,750 in the statement of operations for the years ended December 31, 2001 and 2000, respectively.

Note Payable

     The Company entered into an agreement to extend their $200,000 note payable. In accordance with the agreement, the Company will issue 200,000 shares of common stock to satisfy the past due interest of $18,000 under the terms of the agreement, if the shares sell for less than $18,000 net of commissions, Rascals will make up the difference in cash. If the shares sell for an average price in excess of $0.15, the monies received in excess of $27,000 will be applied to reduce the principal amount of the loan still outstanding.

     In addition as an integral part of the restructuring of the loan, the note holder will convert $50,000 of the $200,000 principal amount in exchange for 500,000 shares of Rascals common stock.

     Rascals guarantees that the note holder will receive at least a total of $50,000 net of commissions from the sale of the 500,000 shares. In the event they receive proceeds in excess of $75,000, such excess will be applied to reduce the principal balance of the $150,000 remaining principal loan or such reduced principal amount which may result from the sale of the initial 200,000 shares of Rascals common stock.

     Assuming that the note holder received the full benefit contemplated by the agreement from the sale of the 200,000 shares and the 500,000 shares the note holder agrees to convert a second $50,000 into the number of shares of Rascals common stock that would be appropriate to be calculated on the basis of the previous month's average price. A similar conversion program will be employed to restructure or reduce the then remaining $100,000 principal balance.


DEFERRED INCOME AND CREDITS (NOTE 8)

     The Company sells comedy tickets in advance for certain performances as well as gift certificates. Additionally, the Company accepts prepayment for food and beverages from a diners club in exchange for providing discounts to the club's cardholders. The deferred income and credits recorded by the Company consisted of the following:


Deferred Income for Advance Tickets and Gift Certificates Sold     $ 38,770
Credits to be Provided on Diners Club                                31,515
                                                                     ------
   Total                                                           $ 70,285
                                                                     ======


FAIR VALUE OF FINANCIAL INSTRUMENTS (NOTE 9)

     The carrying amount of cash, accounts receivables, inventory, prepaid expenses, accounts payable and deferred income and credits approximates fair value because of the short maturity of these instruments. The fair value of the Company's capital lease obligations approximates its carrying value and is based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.


LIMITATIONS (NOTE 10)

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


OPTIONS AND WARRANTS (NOTE 11)

     Effective December 21, 2001, the Company adopted the 2001 Stock and Stock Option Plan ("The 2001 Plan"). Under the 2001 plan the Company may grant up to 4 million shares of common stock. Subject to the terms of the 2001 plan, options may be granted to eligible persons at any time and from time to time, and under such terms and conditions as determined by the 2001 plan committee. The committee may grant incentive stock options or nonqualified stock options or a combination thereof. The exercise price of each incentive stock option is equal to one hundred percent of the fair market value of a common share on the date the option is granted. The exercise price of a nonqualified stock option shall be determined by the committee. The 2001 plan is effective through December 20, 2011. As of December 31, 2001 no options were granted under the 2001 plan.

     A summary of the status of the Company's warrants as of December 31, 2001 and changes during the year then ended is presented below:



                                   Shares       Weighted Average Exercise Price
-------------------------------------------------------------------------------
Outstanding at beginning of year   100,000          $ 1.75
Granted                                  -               -
Exercised                                -               -
Expired                                  -               -
                                   -------            ----
Outstanding at end of year         100,000          $ 1.75
                                   =======            ====

    A summary of the Company's stock options as of December 31, 2001 and the changes during the year ended is presented below:

                                   Shares       Weighted Average Exercise Price
-------------------------------------------------------------------------------
Outstanding at beginning of year         -               -
Granted                                  -               -
Exercised                                -               -
Expired                                  -               -
                                   -------            ----
Outstanding at end of year               -               -
                                   =======            ====


NEW ACCOUNTING PRONOUNCEMENTS (NOTE 12)

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the type of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to adopt both of these new standards though its impact expected on future financial statements is not known or reasonably estimable.


SUBSEQUENT EVENTS (NOTE 13)

     Subsequent to the year end the Company adopted the 2002 Stock and Stock Option Plan ("The 2002 Plan"). Under the 2002 plan the Company may grant up to 6 million shares of common stock. Subject to the 2002 plan, options may be granted to eligible persons at any time and from time to time and under such terms and conditions as determined by the 2002 plan committee. The committee may grant incentive stock options or nonqualified stock options or a combination thereof. The exercise price of each incentive stock option is equal to one hundred percent of the fair market value of a common share on the date the option is granted. The exercise price of a nonqualified stock option shall be determined by the committee. The plan is effective through December 31, 2011.

     Subsequent to year end the Company issued 186,000 shares of common stock to a consultant for prior services.

     Subsequent to year end the Company entered into several consulting agreements which extended over a period of time. The Company issued 5,180,000 shares of common stock as compensation.

     Subsequent to year end the Company issued 333,334 shares of common stock for the conversion of a $50,000 convertible debenture. In addition the Company issued another 166,700 shares of the Company's common stock for $25,000.

     Subsequent to year end the Company entered into an agreement with the $100,000 convertible debenture holder to convert the debt into 500,000 shares of common stock. In addition the Company agreed to grant options to purchase additional shares of common stock as follows: one year option to purchase 500,000 shares at an exercise price of ten cents ($.10), a two year option to purchase 500,000 shares at twenty cents ($.20) and a three year option to purchase 500,000 shares at thirty cents ($.30).

     Subsequent to year end the Company issued 1,500,000 shares of common stock to one of its executives in accordance with his employment agreement.

     On March 18, 2002, Rascals' Board of Directors adopted a Restricted Stock Grant Program (the "Program") pursuant to which 8,750,000 shares of Common Stock were reserved. In April 2002 the restricted shares were issued.

     The shares issued under the Program are subject to the following restrictions:

     1. After this fiscal year and each of the following four fiscal years (2002 through 2006) one-fifth of the shares granted (the "At-Risk Shares") will be forfeited if Rascals' revenue during the year does not exceed the following thresholds:

                     2002 - $ 3,500,000
                     2003 - $ 4,500,000
                     2004 - $ 5,500,000
                     2005 - $ 6,500,000
                     2006 - $ 7,500,000

     2. All shares held by a Grantee shall be forfeited if his employment by Rascals and his membership on the Board terminates prior to the date the restrictions lapse.

     3. The shares granted under the Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. The only exception to this restriction is the pledge by the President of his shares to secure the mortgage on Rascals' New Jersey restaurant/ clubs. These restrictions will lapse with respect to any At-Risk Shares that are not forfeited as described above. In addition, the restrictions will lapse with respect to all unforfeited shares if in any year Rascals' revenue exceeds $7,500,000.

     4. The restrictions shall also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability, (ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a majority of the Board who have not been approved by the existing Board.

        During any tax year in which a Grantee realizes taxable income by reason of the lapse of the restrictions on the shares granted under the Program, the Company shall pay to such Grantee a "Gross-Up Bonus" in cash equal to the aggregate of (i) the additional federal, state and local income taxes incurred by Grantee as a result of realization of such taxable income, and (ii) the federal, state and local income tax incurred by the Grantee as a result of the Gross-Up Bonus. In no event shall the Gross-Up Bonus exceed the aggregate of (i) the amount of the tax deduction for which the Company receives a benefit for the tax year of the Company beginning during the tax year of the Grantee in which he realizes taxable income by virtue of the lapse of the restrictions referred to above, and (ii) the amount of the tax deduction for which the Company receives a benefit for such tax year of the Company by virtue of the Gross-Up Bonus.





                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Regis trant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Rascals International, Inc.

                               By: /s/ Eduardo Rodriguez
                               ------------------------------------------
                               Eduardo Rodriguez, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on April 16, 2002 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eduardo Rodriguez          Chief Executive Officer, Chief Financial Officer,
   ------------------          Chief Accounting Officer
    Eduardo Rodriguez

/s/ Michael Margolies          Director
    -----------------
    Michael Margolies


    -----------------          Director
    Gary Marks


              *  *  *  *  *     *  *  *  *  *      *  *  *  *  *

                                                       EXHIBIT 10-K

                       RASCALS INTERNATIONAL, INC.
                     RESTRICTED STOCK GRANT PROGRAM

1.  Purpose.

    The purpose of this Restricted Stock Grant Program (the "Program") is
(i) to benefit RASCALS INTERNATIONAL, INC., a Delaware corporation (the "Corporation"), by providing the Corporation with an incentive arrangement that may be used to retain in the employ of the Corporation certain persons of training, experience and ability, and (ii) to provide such persons with a greater proprietary interest in and concern for the welfare of the Corporation by providing them with an opportunity to acquire common stock, par value $.001 per share, of the Corporation ("Common Stock'), pursuant to an award of restricted stock ("Restricted Stock") described herein.

2.  Administration.

     (a)The program shall be administered by a committee (the "Committee") consisting of the members of the Board of Directors of the Corporation who are not Grantees (as defined in Paragraph 4). At any time when there are no members of the Board of Directors who are not Grantees, the Board of Directors shall be the Committee. Subject to the express provisions of the Program, the Committee shall have the power to interpret any provision of the Program, to adopt, amend and rescind rules, regulations, terms, notices and agreements relating to the Program and shares of Restricted Stock granted thereunder, and to make all other determinations and take all other action that it deems necessary or advisable for the administration of the Program.

     (b)A majority of the members of the Committee shall constitute a quorum, and all determinations of the Committee shall be made by a majority of its members. Any determination of the Committee under the Program may be made without notice or meeting of the Committee, by a writing signed by a majority of the Committee members.

     (c)The determinations of the Committee on all matters regarding the Program shall be conclusive. A member of the Committee shall be liable only for actions taken or determinations made in bad faith.

3.  Shares Reserved Under the Program.

    There is hereby reserved for issuance as shares of Restricted Stock under the Program an aggregate of 8,750,000 shares of Common Stock, which may be authorized but unissued shares or shares now or hereafter held in the treasury of the Corporation. In the event that any share of Restricted Stock under the Program is forfeited pursuant to the Program for any reason, such share, or the forfeited portion thereof, shall be retained by the Corporation and shall not thereafter be subject to new grants of shares of Restricted Stock under the Program.

4.  Grantees.

    Within the limits and pursuant to the terms of the Program, the Commit tee shall make grants of shares of Restricted Stock to Eduardo Rodriguez, Michael Margolies and Gary Marks (hereinafter individually referred to as "Grantee" and collectively referred to as "Grantees") as set forth in Para graph 5 hereof.

5.  Grants; Forfeiture.

    (a) Immediate upon the adoption of this Program, the Committee shall grant to the Grantees shares of Restricted Stock as follows:

    Grantee                 Granted Shares
    ---------------------------------------
    Eduardo Rodriguez        5,000,000
    Michael Margolies        3,500,000
    Gary Marks                 250,000

     (b) Shares of Restricted Stock granted under the Program shall be governed by an agreement (a "Restricted Stock Agreement") in such form consistent with the Program as the Committee shall from time to time deter mine. Subject to the provisions herein and to the provisions of any related Restricted Stock Agreement, shares of Restricted Stock shall be granted to Grantees, without other payment therefor, as a bonus for services previously rendered to the Corporation. Within 10 days after a grant of shares of Restricted Stock under the Program, the Corporation shall issue, in the name of each Grantee, stock certificates representing the total number of shares of Restricted Stock granted to the Grantee.

     (c) To the extent that the restrictions set forth in Paragraph 7 hereof have not lapsed in accordance with the provisions of Paragraph 8 hereof, shares of Restricted Stock granted under the Program shall be forfeited to the Corporation upon the Grantee's termination of employment with the Corporation and the cessation of his position on the Board of Directors.

     (d) On May 1, 2003 and on May 1 of each of the four years subsequent to 2003 (each May 1 being a "Forfeiture Date"), each of the Grantees shall forfeit to the Corporation the number of Restricted Shares identified below as "At-Risk Shares"unless the Corporation shall have recorded revenue during the preceding fiscal year which exceeded the threshold specified below:


Year Ended      Revenue      At-Risk Shares  At-Risk Shares   At-Risk Shares
December 31     Threshold    Rodriguez       Margolies        Marks
----------------------------------------------------------------------------
 2002          $ 3,500,000    1,000,000       700,000          50,000
 2003          $ 4,500,000    1,000,000       700,000          50,000
 2004          $ 5,500,000    1,000,000       700,000          50,000
 2005          $ 6,500,000    1,000,000       700,000          50,000
 2006          $ 7,500,000    1,000,000       700,000          50,000

     (e) Notwithstanding the provisions of Section 5(d) above, Restricted Shares shall not be subject to forfeiture if the restrictions on said Shares have lapsed pursuant to Section 8 hereof prior to the date for forfeiture specified herein.

     (f) A Grantee shall deliver a certificate for any forfeited shares to the Corporation promptly after the date of forfeiture. Notwithstanding the failure of a Grantee to deliver the certificate for forfeited shares, the Corporation may cause its stock transfer agent to cancel the certificates on the Corporation's stock records as of the date of forfeiture or thereafter.

6.  Adjustment Provisions.

     The aggregate number of shares of Restricted Stock that may be forfeited under the provisions of Paragraph 5 hereof may be appropriately adjusted as the Committee may determine for any increase or decrease in the number of shares of issued Common Stock resulting from a subdivision or consolidation of shares, whether through reorganization, recapitalization, stock split, stock distribution or combination of shares, the payment of a share dividend or any other increase or decrease in the number of such shares outstanding effected without receipt of consideration by the Corporation. Adjustments under this Paragraph 6 shall be made according to the sole discretion of the Committee, and its decisions shall be binding and conclusive.

7.  Transfer Restrictions.

     Subject to the provisions of Paragraph 8, none of the shares of Re stricted Stock granted under the Program shall be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by will or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. Each certificate evidencing shares of Restricted Stock issued under the Program shall bear a legend indicating that the transferability of such shares is restricted by and subject to the terms and conditions imposed under the Program. As an excep tion to the foregoing restriction, however, the shares issued to Eduardo Rodriguez may be pledged to Hudson United Bank as required by the Pledge and Security Agreement dated December 31, 2001, provided that all other covenants and restrictions set forth in this Program shall remain binding upon the shares.

8.  Lapse of Restrictions.

     (a) On each of the Forfeiture Dates identified in Section 5(d) hereof, if the "At-Risk Shares" subject to forfeiture on that Forfeiture Date are not forfeited, then the restrictions set forth in Paragraph 7 above shall lapse with respect to those At-Risk Shares. In addition, if in any fiscal year prior to fiscal year 2006 the Corporation records revenue in excess of $7,500,000, then on the Forfeiture Date following that fiscal year the restrictions shall lapse with respect to all of the Restricted Shares granted hereunder. Upon the lapsing of restrictions pursuant to this Section 8(a), the shares with respect to which the restrictions have lapsed shall cease to be shares of Restricted Stock for purposes of the Program.

     (b) Notwithstanding anything contained herein to the contrary, to the extent that the restrictions set forth in Paragraph 7 above have not lapsed in accordance with the provisions of subparagraph (a) hereof, and to the extent that such restrictions are not related to shares of Restricted Stock that previously have been forfeited to the Corporation pursuant to Paragraph 5 hereof, such restrictions shall lapse, at which time such shares shall cease to be shares of Restricted Stock for purposes of the Program on the first to occur of (i) the termination of the Grantee's employment with the Corporation by reason of his Disability, (ii) the date of the Grantee's death, (iii) the Grantee's Termination Without Good Reason, or (iv) a Change of Control.

     (c) For purposes of the Program, the following terms shall have the meanings stated:

     "Disability" means a physical or mental condition that, in the opinion of a physician selected by the Committee, has rendered a Grantee unable to perform his usual duties or any comparable duties for the Corporation for a period of at least 180 days.

       "Termination Without Good Reason" means any termination of a Grantee's full-time salaried employment with the Corporation (i) by the Corporation for any reason other than (A) the willful and continued failure by a Grantee to substantially perform the duties reasonably attendant to his role as an employee and, if applica ble, an officer of the Corporation after a written demand for substantial performance is delivered to him by the Corporation that specifically identifies the manner in which the Corporation believes that the Grantee has not substantially performed such duties, (B) the willful engaging by the Grantee in gross miscon duct materially and demonstrably injurious to the Corporation, (C) the Grantee's conviction of a crime involving fraud or moral turpitude, or (D) a material breach by the Grantee of the Noncompetition Agreement or Confidentiality Agreement as set forth in Paragraphs 14 and 15 hereof; or (ii) by the Grantee because of
     (A) a substantial diminution of his duties, (B) a substantial reduction of his compensation, or (C) a breach by the Corporation of any material provision of any employment agreement between the Grantee and the Corporation. For purposes of this definition, no act, or failure to act on the Grantee's part, shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Corporation and its subsidiaries.

     "Change of Control" means the earliest of (i) the day on which any entity, person, or group (other than a Grantee or the Grantees) becomes the beneficial owner, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, of more than 50% of the outstanding capital stock of the Corporation entitled to vote for the election of directors ("Voting Stock"); (ii) the effective time of a transfer of all or substantially all of the property of the Corporation other than to an entity of which the Corporation owns at least 50% of the Voting Stock; or (iii) the election to the Board, without the recommendation or approval of the incumbent Board, of a number of directors constituting a majority of the number of directors of the Corporation then in office.

     (d) Subject to the provisions of subparagraph (c) hereof but notwithstanding anything else contained herein to the contrary, shares of Restricted Stock awarded under the Program may be (i) tendered in response to a tender offer for or a request or invitation to tenders of outstanding Common Stock of the Corporation, or (ii) may be surrendered in a merger, consolidation or share exchange involving the Corporation, provided that the security and/or other consideration received in exchange therefor shall be subject to the restrictions and conditions applicable to the shares of Restricted Stock at the time of tender or surrender, and to future lapse in accordance with the terms of the Program.
      (e) In the event of any change in the outstanding Common Stock resulting from a subdivision or consolidation of shares, whether through reorganization, recapitalization, share split, reverse share split, share distribution or combination of shares or the payment of a share dividend, the shares of Restricted Stock shall be treated in the same manner in any such transaction as other Common Stock. Any Common Stock or other securities received by the Grantee with respect to the shares of Restricted Stock in any such transaction shall be subject to the restrictions and conditions set forth herein.

9.  Dissolution or Liquidation.

     Upon the dissolution or liquidation of the Corporation, each Grantee's rights with respect to shares of Restricted Stock that are subject to forfeiture, as of the date of the occurrence of such event, shall terminate and be forfeited and neither the Grantee nor his heirs, personal representatives, successors or assigns shall have any future rights with respect to any such shares. Notwithstanding the foregoing, the Committee, in its discretion, may (i) adjust the terms of any share of Restricted Stock to give the holder thereof the opportunity to participate in any distribution on Common Stock related to the dissolution or liquidation, or (ii) otherwise provide for a distribution to any holder of any share of Restricted Stock affected by the dissolution or liquidation.

10.  Leave of Absence.

     The Committee shall be entitled to make such rules, regulations and determinations as it deems appropriate under the Program in respect of any leave of absence taken by any Grantee. Without limiting the generality of the foregoing, the Committee shall be entitled to determine (i) whether or not any such leave of absence shall constitute a termination of employment within the meaning of the Program, and (ii) the impact, if any, of any such leave of absence on shares of Restricted Stock theretofore granted under the Program to any Grantee who takes such leave of absence.

11.  Death.

     In the event of a Grantee's death, any shares of Restricted Stock or Gross-Up Bonus (as defined in Paragraph 12) due under the Program shall be turned over by the Corporation to the duly appointed and qualified executor or other personal representative of the Grantee to be distributed in accordance with the Grantee's will or applicable intestacy law; or in the event that there shall be no representative duly appointed or qualified within six months after the date of death of such deceased Grantee, then to such persons as, at the date of his death, would be entitled to share in the distribution of such deceased Grantee's personal estate under the provisions of the applicable statute then in force governing the descent of intestate property in the proportions specified in such statute.

12.  Bonus.

     During any tax year of a Grantee in which he realizes taxable income by virtue of the lapse of restrictions set forth in Paragraph 7 above on shares of Restricted Stock granted to him under the Program, the Corporation shall, at any time during such year, pay to such Grantee a bonus ("Gross-Up Bonus") in cash equal to the aggregate of (i) the additional federal, state and local income taxes incurred by the Grantee as a result of such taxable income, and
(ii) the federal, state and local income tax incurred by the Grantee as a result of such Gross-Up Bonus; provided, however, that in no event shall the amount of such Gross-Up Bonus exceed the aggregate of (i) the amount of the tax deduction for which the Corporation receives a benefit for the tax year of the Corporation ending during the tax year of the Grantee in which he realizes taxable income by virtue of the lapse of the restrictions set forth in Paragraph 7 above, and (ii) the amount of the tax deduction for which the Corporation receives a benefit for such tax year of the Corporation by virtue of the Gross-Up Bonus.

13.  Withholding Taxes.

     Whenever a withholding tax obligation arises in connection with the lapse of restrictions on shares of Restricted Stock granted to a Grantee pursuant to the Program, the Corporation shall have the right to require the Grantee to remit to the Corporation an amount sufficient to satisfy all federal, state and local withholding tax requirements at the time such obligation arises and to withhold from other amounts payable to the Grantee, as compensation or otherwise, as necessary.

14.  Noncompetition Agreement.

     As a condition precedent to the grant of shares of Restricted Stock to a Grantee under the Program, the Grantee shall agree that, except in the event of his Termination Without Good Reason, at no time during the period commencing on the date of grant to a Grantee of shares of Restricted Stock under the Program and ending on the date one year following the termination of the Grantee's employment with the Corporation for any reason except Termination Without Good Reason, shall the Grantee;

         (i) engage in, work for, own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected with, or have any financial interest in, any individual, partnership, firm, corporation or institution that is engaged in the business of operating comedy clubs and that has a place of business within one hundred (100) miles of a place of business of the Corporation; or
        (ii) interfere with the relationship between the Corporation and any of its employees, agents or representatives.

15.  Confidentiality Agreement.

      (a) As a condition precedent to the grant of shares of Restricted
Stock to a Grantee under the Program, the Grantee shall agree that he will not, without the prior written consent of the Corporation, at any time after the date hereof, disclose or permit to be disclosed to any third party, by any method whatsoever, any material Confidential Information of the Corporation for any purpose adverse to the interests of the Corporation. For purposes of the Program, "Confidential Information" shall include, but shall not be limited to, any and all records, notes, memoranda, data, ideas, processes, methods, techniques, systems, formulas, patents, models, devices, programs, computer software, writings, research, personnel information, customer information, the Corporation's financial information, plans, or any other information of whatever nature in the possession or control of the Corporation that has not been published or disclosed to the general public, or that gives to the Corporation an opportunity to obtain an advantage over competitors who do not know of or use it. The Grantee shall further agree that if his employment with the Corporation is terminated for any reason, he will leave with the Corporation, and will not take originals or copies of, any and all records, papers, programs, computer software and documents and all matter of whatever nature that bears Confidential Information of the Corporation.
      (b) The foregoing subparagraph shall not be applicable if and to the extent the Grantee is required to testify in a judicial or regulatory proceeding pursuant to an order of the judge or an administrative law judge issued after the Grantee and his legal counsel urge that the aforementioned confidentiality be preserved.
      (c)The foregoing covenant will not prohibit the Grantee from disclosing Confidential Information of the Corporation to third parties to the extent that such disclosure is necessary or appropriate in the performance of his duties inherent in his employment with the Corporation.

16.  Relief.

     In the event of a breach, or a threatened or intended breach, by a Grantee of the agreements in Paragraph 14 or 15, the Corporation shall be entitled, in addition to remedies available to the Corporation at law or equity, to injunctions, both preliminary and permanent, enjoining such breach or threatened or intended breach.

17.  Rights as Stockholder.

     Each Grantee shall be entitled to all of the rights of a stockholder with respect to shares of Restricted Stock granted to him under the Program, unless and until such shares are forfeited pursuant to the terms of the Program, including the right to vote such shares and to receive dividends and other distributions payable with respect to such shares since the date of grant of such shares.

18.  Tenure.

     Nothing in the Program or any Restricted Stock Agreement entered into pursuant to the Program shall confer on any Grantee the right to continue in the employment of the Corporation or affect any right that the Corporation may have to terminate the employment of such Grantee or that the Grantee may have to terminate his employment with the Corporation.

19.  Termination and Amendment of Program.

     The Committee may amend, alter or terminate the Program, but no amendment, alteration or termination shall be made that would materially and adversely affect the rights of any Grantee who had theretofore acquired or become entitled to shares of Restricted Stock under the Program, without such Grantee's consent, and except that no amendment or alteration shall be made that, without the approval of the stockholders, would (i) change the Grantees,
(ii) increase the aggregate number of shares that may be issued under the Program, except as provided in Paragraph 6 hereof, or (iii) materially increase the benefits accruing to Grantees under the Program.

20.  Severability.

     If any clause, phrase or portion of the Program or other application thereof to any person or circumstance, shall be invalid or unenforceable under any applicable law, such event shall not affect or render invalid or unenforceable the remainder of the Program and shall not affect the application of any clause, provision or portion of the Program to other persons or circumstances.

21.  Government Regulations.

     Notwithstanding any of the provisions hereof, or of any share of Restricted Stock granted hereunder, the obligation of the Corporation to issue and deliver certificates evidencing shares of Restricted Stock shall be subject to all applicable laws, rules and regulations and to such approvals by any governmental agencies or national securities exchanges as may be required, including, without limitation, the obligation of the Corporation to have a registration statement, or statements, that complies with the provisions of the Securities Act of 1933, as amended, in effect with respect to such shares at the time of such issuance and delivery unless the Corporation receives evidence satisfactory to it that such issuance and delivery, in absence of such an effective registration statement or statements, would not constitute a violation of the terms and provisions of such Act.

22.  Applicable Law.

     All questions pertaining to the validity, construction and administration of the Program and shares of Restricted Stock granted hereunder shall be determined in conformity with the laws of the State of Delaware.

                *       *       *       *       *