Form 10QSB
period 2002-03-31
RASCALS INTERNATIONAL INC
filed 2002-05-15
CIK 1107802

U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002


[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                        Commission File No. 0-33145

                         RASCALS INTERNATIONAL, INC.
                --------------------------------------------
               (Name of Small Business Issuer in its Charter)

             Delaware                              84-1195628
    -------------------------------------------------------------------
 (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
  incorporation or organization)

                136 Freeway Drive East, East Orange, NJ 07018
                ---------------------------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (973) 266-7020

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                        May 14, 2002
                        Common Voting Stock: 37,187,456

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

            Rascals International, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheet
                           March 31, 2002



         Assets

 Current Assets
  Cash                                      $    44,372
  Accounts receivable                            56,593
  Inventory                                      57,794
  Prepaid expenses                               65,175
                                              ---------
 Total Current Assets                           223,934

 Property and equipment, net                    139,245
 Other Assets
  Liquor licenses                               201,360
  Security deposits                               9,403
  Other assets                                    1,998
                                              ---------
 Total Other Assets                             212,761
                                              ---------
 Total Assets                               $   575,940
                                              =========

         Liabilities and Stockholders' Deficit

 Current Liabilities
  Accounts payable and accrued expenses     $ 1,144,723
  Notes payable                                 320,310
  Deferred income and credits                    77,191
                                              ---------
 Total Current Liabilities                    1,542,224
                                              ---------
 Commitments and Contingencies

 Stockholders' Deficit
  Common stock, authorized 50,000,000 shares,
   $.001 par value, 27,187,456 shares issued
   and outstanding                               27,187
  Additional paid-in capital                  3,582,906
  Accumulated deficit                        (3,659,023)
  Deferred compensation                         (35,082)
  Prepaid compensation                         (226,629)
  Prepaid consulting                           (655,643)
                                              ---------
 Total Stockholders' Deficit                   (966,284)
                                              ---------
 Total Liabilities and Stockholders'
  Deficit                                   $   575,940
                                              =========



See notes to the condensed consolidated financial statements.



            Rascals International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations




                                              Three Months Ended
                                                   March 31,
                                            ------------------------
                                               2002          2001
                                            -----------    ----------
Net Sales                                   $ 1,277,871   $ 1,225,738
                                              ---------     ---------

Costs and Expenses
 Cost of sales                                  365,202       426,610
 Restaurant operating expenses                  312,845       445,765
 Rent expense                                    78,000        82,224
 Depreciation and amortization                   12,101         8,211
                                              ---------     ---------
 Total Costs and Expenses                       768,148       962,810
                                              ---------     ---------
 Gross Profit                                   509,723       262,928

 General and Administrative expenses
  General and administrative expenses           265,946       177,908
  Stock based compensation                        8,371             -
  Stock issued for consulting services           43,557             -
                                              ---------     ---------
 Total General and Administrative Expenses      317,874       177,908
                                              ---------     ---------

 Income Before Income Tax Provision             191,849        85,020

 Provision for Income Taxes                           -             -
                                              ---------      --------
 Net Income                                 $   191,849   $    85,020
                                              =========      ========
 Earnings per share
  Earnings Per Common Share                 $      0.01   $      0.01
                                              =========      ========
  Earnings  Per Share - Assuming Dilution   $      0.01   $      0.01
                                              =========      ========
 Weighted Average Number of Common Shares
  Outstanding                                20,904,117    14,252,428
                                             ==========    ==========


See notes to the condensed consolidated financial statements.



              Rascals International, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows




                                         Three Months Ended
                                             March 31,
                                       ----------------------
                                         2002          2001
                                       --------     ---------

Cash Flows From Operating Activities
 Net Income                            $ 191,849    $  85 020

 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities
   Depreciation and amortization          12,101        5,103
   Amortization of deferred compensation  61,513            -
   Decreases (Increases) in Assets
    Accounts receivable                   (9,771)     (32,388)
    Prepaid expenses                     (12,865)      (3,274)
    Other assets                            (315)       3,487
    Security deposits                     (3,978)      (7,034)
   Increases (Decreases) in Liabilities
    Accounts payable and accrued
     expenses                           (219,209)     138,029
    Accrued expenses - related party           -        4,306
    Deferred income and credits           (6,906)      32,456
                                         -------      -------
 Net Cash Provided by Operating
  Activities                              12,419      225,705
                                         -------      -------
 Cash Flows From Financing Activities
  Payments of notes and loans payable          -     (142,077)
  Payments on capital lease obligation         -      (20,044)
  Common stock issued                     25,000            -
                                         -------      -------
 Net Cash Provided (Used) by Financing
  Activities                              25,000     (162,121)
                                         -------      -------
 Net Increase in Cash and Equivalents     37,419       63,584
 Cash and Equivalents at Beginning of
  Period                                   6,953       17,976
                                         -------      -------
 Cash and Equivalents at End of Period $  44,372    $  81,560
                                         =======      =======




See notes to the condensed consolidated financial statements.


              RASCALS INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the Three Month Period Ended March 31, 2002
                               (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


2.   CONVERTIBLE DEBENTURES

During the quarter ended March 31, 2002, the Company issued 833,334 shares of common stock for the conversion of $200,000 of convertible debentures.

3.   STOCK ISSUED FOR CONSULTING SERVICES

During the first quarter of 2002 the Company issued 7,860,000 shares of common stock in consideration of commitments from the recipients to provide consulting services. The terms of the consulting agreements vary from one to five years. The market value of the common stock on the date of issuance will be recorded as an expense - "stock issued for consulting services" - over the term of each consulting agreement.


4.   GRANT OF WARRANTS

In consideration for the agreement of a note holder to convert the debt into common stock, the Company issued to the note holder during the first quarter of 2002 a common stock purchase warrant. The warrant permits the holder to purchase up to 500,000 shares of common stock at an exercise price of $.10 per share until December 18, 2002; to purchase up to 500,000 shares of common stock at an exercise price of $.20 per share until December 18, 2003; and to purchase up to 500,000 shares of common stock at an exercise price of $.30 per share until December 18, 2004. As of March 31, 2002, no warrants were exercised.





Item 2.  Management Discussion and Analysis


   Forward-looking Statements

   This Report contains certain forward-looking statements regarding Rascals International, its business and financial prospects. These statements repre sent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

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

   Results of Operations

   Rascals has recently embarked on a new business plan. While our business through 2001 consisted entirely of the operation of stand-alone restaurant/comedy club facilities, we are now in the process of developing multiple channels of distribution for the comedic entertainment produced in our clubs. During 2002 we expect to realize revenue and expense from all aspects of our new business plan - the two stand-alone clubs that we have operated since the 1980s as well as several new hotel-based clubs, home video sales, pay-per-view sales, and franchises. So our financial results for 2002 will be fundamentally different from our results for 2001 and prior years.

   The first impact of our new business plan was felt in the first quarter of 2002, as the hotel-based clubs that we recently opened in Springfield, MA and Phoenix, AZ contributed $121,507 to our revenue for the quarter. For the quarter, the Phoenix and Springfield clubs combined reported a net loss of $1,465, as start-up expenses such as marketing offset their initial revenues. However, some evidence of the efficiency that we expect to achieve in these hotel-based operations could be seen even in these early operations. In the Phoenix club, for example, the payroll expense was equal to only 27% of the club's revenue, which is approximately equal to the ratio generally achieved in our stand-alone restaurant/comedy clubs. The payroll-to-sales ratio in Springfield was higher, as revenues from that club for the quarter were less.

   Revenue for the first quarter of 2002 was 4% greater than revenue for the first quarter of 2001, due to the addition of the Phoenix and Springfield clubs. Our operations were significantly more efficient in the recent quarter, however, despite the contribution of relatively low margins by our hotel-based clubs. Our overall gross margin increased from 21% in the first quarter of 2001 to 40% in the first quarter of 2002. This improvement reflected the results of our efforts to improve operating efficiency at our stand-alone facilities.

   Net income of $191,849 realized in the first quarter of 2002 exceeded net income for the first quarter of 2001 by 126%. The increase occured despite the fact that Rascals' corporate parent incurred a 79% increase in general and administrative expenses, which partially offset the profits of the operating subsidiaries. Those corporate-level expenses included the expenses attributable to developing our new channels of distribution as well as executive payroll, professional and consulting fees. We expect to report executive payroll and consulting fees in 2002 that are in excess of those we reported in 2001. This will occur in part because of the expansion of our management team and in part because the complexity of our new business plan requires that we obtain the assistance of experienced consultants in implementing the plan. Both of these situations will cause us to incur additional expenses for stock-based compensation during 2002, although the expenses will not affect our cash accounts. In addition, the fact that Rascals became an SEC reporting company in December 2001, which enabled us to have our stock listed on the OTC Bulletin Board, is likely to result in expenses for professional fees during 2002 that exceed our professional fees in 2001.

   Liquidity and Capital Resources

   Our activities during the first quarter of 2002 resulted in a substantial improvement to our balance sheet. Our working capital deficit improved to ($1,318,290) from ($1,794,626) at December 31, 2001, a improvement of $476,336, and our shareholders equity increased by $464,550 to a deficit of ($966,284). While these negative positions remain an obstacle to Rascals' near-term health, our ability to sustain operations for the past two years with larger deficits and our improvements in the recent quarter suggests that we have the resources to carry on until the benefits from our new business plan put us in a position to eliminate the burden of paying prior years' obligations.

   The improvement to our working capital position was produced by a number of events:

   * We used the cash generated by our operations to reduce accounts payable by $219,209.

   * We reached agreement with the holders of short-term notes and other obligations having a principal balance of $304,000 to convert the notes and obligations into Rascals common stock.

   * We settled our obligation to the landlord of our closed Miami-based property at a substantial discount to the principal amount of the debt.

   Similarly, the reduction in the deficit in shareholders equity was the result, primarily, of our net income and the conversion of debt to equity. We expect that we will continue to improve that situation incrementally through the remainder of 2002.

   We are continuing to negotiate with the State of New Jersey towards a resolution of our $270,000 obligation for past-due taxes. We are close to achieving a payment plan that will convert a significant portion of that obligation into a long-term debt. Such a resolution would result in an equivalent improvement in our working capital position.

   We remain in a position where cash that becomes available must be used to pay past due accounts.  As a result, our operations for the first quarter of 2002 produced net cash of only $12,419. That situation will continue to limit our growth options until we have eliminated our working capital deficit. At the present time, however, we are implementing a business plan designed to facilitate rapid growth with only modest financial commitments by Rascals. For example, our new program of locating Rascals Comedy Clubs in existing hotels means that we can generally establish a new club with a net cash outlay of less than $130,000. Similarly, our licensing agreements with major media distributors require virtually no financial commitment by Rascals, and have
potential to produce considerable revenue.   Our financial statements for the
second quarter of 2002 will include revenue from our pay-per-view relationship with iN-DEMAND LLC, as well as an advance on future sales of home video products by Razor & Tie Direct LLC. These and other channels of distribution will augment the growing profitability of our clubs, and together serve as our path from negative working capital to a solid balance sheet.



PART II   -   OTHER INFORMATION

 Item 6.  Exhibits and reports on Form 8-K.

          Reports on Form 8-K: none

          Exhibits: none.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RASCALS INTERNATIONAL, INC.


Date: May 15, 2002                   By:  /s/ Eduardo Rodriguez
                                     --------------------------
                                     Eduardo Rodriguez, Chief Executive
                                      Officer & Chief Financial Officer