Form 10QSB
period 2002-06-30
RASCALS INTERNATIONAL INC
filed 2002-08-20
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

        For the quarterly period ended June 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from _____ to _____


                        Commission File No. 0-33145

                        RASCALS INTERNATIONAL, INC.
                --------------------------------------------
               (Name of Small Business Issuer in its Charter)

          Delaware                                       84-1195628
  ---------------------------------------------------------------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
   incorporation or organization)

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

                          August 19, 2002
                          Common Voting Stock: 37,487,456

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No  [X]



PART 1. FINANCIAL INFORMATION

                Rascals International, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                                June 30, 2002


    Assets

Current Assets
 Cash                                  $     9,574
 Accounts receivable                        57,846
 Inventory                                  66,576
 Prepaid expenses                           70,432
                                         ---------
Total Current Assets                       204,428
                                         ---------

Property and equipment, net                125,444

Other Assets
 Liquor licenses                           199,111
 Security deposits                           9,403
 Other assets                                3,698
                                         ---------
Total Other Assets                         212,212
                                         ---------
Total Assets                           $   542,084
                                         =========

    Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses $   848,773
 Notes payable                             320,310
 Deferred income and credits                73,034
                                         ---------
 Total Current Liabilities               1,242,117
                                         ---------

Non-current taxes payable                  231,840

Commitments and Contingencies                    -

Stockholders' Deficit
 Common stock, authorized 50,000,000
  shares, $.001 par value, 35,937,456
  shares issued and outstanding             35,937
 Additional paid-in capital              4,185,781
 Accumulated deficit                    (3,711,643)
 Deferred compensation                     (30,404)
 Prepaid compensation                     (783,508)
 Prepaid consulting                       (628,036)
                                         ---------
Total Stockholders' Deficit               (931,873)
                                         ---------
Total Liabilities and Stockholders'
 Deficit                               $   542,084
                                         =========


See notes to the condensed consolidated financial statements.



              Rascals International, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations



                                  Three Months                Six Months
                                     Ended                       Ended
                                    June 30,                    June 30,
                              -------------------         -------------------
                               2002         2001           2002         2001
-------------------------------------------------------------------------------
Net Sales                   $  990,782  $ 1,181,916    $ 2,268,653  $ 2,407,654

Costs and Expenses
 Cost of sales                 338,416      489,958        703,618      930,769
 Restaurant operating expenses 365,261      466,405        678,106      909,985
 Rent expense                   42,055       82,224        120,055      164,448
 Depreciation and amortization  19,028        6,458         31,129       14,670
                              -------------------------------------------------
Total Costs and Expenses       764,760    1,045,045      1,532,908    2,019,872
                              -------------------------------------------------

Gross Profit                   226,022      136,871        735,745      387,782

General and Administrative
 expenses
 General and administrative
  expenses                     196,489      161,224        462,435      243,727
 Stock based compensation       38,121            -         46,492            -
 Stock issued for consulting
  services                      44,032            -         87,589            -
                              -------------------------------------------------
Total General and
 Administrative Expenses       278,642      161,224        596,516      243,727
                              -------------------------------------------------
Income (Loss) Before Income
 Tax Provision                 (52,620)     (24,353)       139,229     (144,055)

Provision for Income Taxes           -        3,496              -          960
                              -------------------------------------------------
Net Income (Loss)           $  (52,620) $   (20,857)   $   139,229  $  (143,095)
                              =================================================

Earnings per share
 Earnings (Loss) Per Common
  Share                     $     0.00  $      0.00    $      0.01  $     (0.01)
                              =================================================
Earnings (Loss) Per Share -
 Assuming Dilution          $     0.00  $      0.00    $      0.01  $     (0.01)
                              =================================================

Weighted Average Number of
 Common Shares Outstanding
 Basic                      26,346,165   14,202,422     26,346,165   14,202,422
                            ===================================================
Weighted Average Number of
 Common Shares Outstanding
 Fully Diluted              26,346,165   14,321,422     26,346,165   14,352,422
                            ===================================================


See notes to the condensed consolidated financial statements.


               Rascals International, Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows


                                               Six Months Ended
                                                    June 30,
                                          ---------------------------
                                             2002             2001

Cash Flows From Operating Activities      $ 140,202        $  13,537

Cash Flows From Financing Activities       (175,000)               -
                                            -------         --------
Net Increase in Cash and Equivalents        (34,798)         (13,538)

Cash and Equivalents at Beginning of Period  44,372           40,675
                                            -------         --------
Cash and Equivalents at End of Period     $   9,574        $  27,137
                                            =======         ========





See notes to the condensed consolidated financial statements.





               RASCALS INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
               For the Six Month Period Ended June 30, 2002
                                (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


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


4. GRANT OF WARRANTS

   In consideration for the agreement of a note holder to convert the debt into common stock, the Company issued to the note holder during the first quarter of 2002 a common stock purchase warrant. The warrant permits the holder to purchase up to 500,000 shares of common stock at an exercise price of $.10 per share until December 18, 2002; to purchase up to 500,000 shares of common stock at an exercise price of $.20 per share until December 18, 2003; and to purchase up to 500,000 shares of common stock at an exercise price of $.30 per share until December 18, 2004. As of June 30, 2002, no warrants were exercised.



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


Results of Operations

     Rascals has recently embarked on a new business plan. While our business through 2001 consisted entirely of the operation of stand-alone restaurant/ comedy club facilities, we are now in the process of developing multiple channels of distribution for the comedic entertainment produced in our clubs. During 2002 we expect to realize revenue and expense from all aspects of our new business plan - the two stand-alone clubs that we have operated since the 1980s as well as several new hotel-based clubs, home video sales, pay-per-view sales, and franchises. So our financial results for 2002 will be fundamentally different from our results for 2001 and prior years.

     The first impact of our new business plan was felt in the first six months of 2002, as the hotel-based clubs that we opened in the Fall of 2001 commenced operations. Our hotel-based club in Phoenix, AZ contributed $132,000 to our revenue for the half, and posted a net loss of $13,000, as start-up expenses such as marketing offset the initial revenues. Even in its initial operations, however, evidence of the efficiency that we expect to achieve in these hotel-based operations could be seen. For example, the ratio of payroll to revenue in Phoenix has been approximately equal to the ratio generally achieved in our stand-alone restaurant/comedy clubs. So we expect the Phoenix operation to become stabilized in the near future as a profitable operation.

     Another benefit of the hotel-based operations was evident, ironically, in the failure of our Springfield club. For a number of reasons, the operations in Springfield failed to meet our expectations. However, because we had only a very modest capital investment in the club, we were able to quickly cut our losses without damage to the Company's balance sheet. We closed the Springfield club in May 2002.

     Revenue for the first six months of 2002 was 6% lower than revenue for the first half of 2001, primarily due to lower attendance at our New Jersey clubs during the second quarter of 2002. Nevertheless, our operations were significantly more efficient in the six months ending June 30, 2002, despite reduced revenue and despite the contribution of relatively low margins by our hotel-based clubs. Our overall gross margin increased from 16% in the first six months of 2001 to 32% in the first half of 2002. This improvement reflected the results of our efforts to improve operating efficiency at our stand-alone facilities.

     Net income of $139,229 was realized in the first six months of 2002, as contrasted with a net loss of $143,095 in the first six months of 2001. The increase occurred despite the fact that Rascals' corporate parent incurred a 145% increase in general and administrative expenses, which partially offset the profits of the operating subsidiaries. Those corporate-level expenses included the expenses attributable to developing our new channels of distribution as well as executive payroll, professional and consulting fees. We expect to report executive payroll and consulting fees in 2002 that are in excess of those we reported in 2001. This will occur in part because of the expansion of our management team and in part because the complexity of our new business plan requires that we obtain the assistance of experienced consultants in implementing the plan. Both of these situations will cause us to incur additional expenses for stock-based compensation during 2002, although the expenses will not affect our cash accounts. In addition, the fact that Rascals became an SEC reporting company in December 2001, which enabled us to have our stock listed on the OTC Bulletin Board, is likely to result in expenses for professional fees during 2002 that exceed our professional fees in 2001.


Liquidity and Capital Resources

     Our activities during the first quarter of 2002 resulted in a substantial improvement to our balance sheet. Our working capital deficit improved to ($1,037,689) from ($1,794,626) at December 31, 2001, a improvement of $756,937, and our shareholders equity increased by $464,550 to a deficit of ($966,284). While these negative positions remain an obstacle to Rascals' near-term health, our ability to sustain operations for the past two years with larger deficits and our improvements in the recent period suggests that we have the resources to carry on until the benefits from our new business plan put us in a position to eliminate the burden of paying prior years' obligations.

     The improvement to our working capital position was produced by a number of events:

     * We reached a settlement with the State of New Jersey that resolved our obligation for past-due taxes. The settlement calls for us to pay approximately $4,800 per month over a five year period. This enabled us to re-classify $231,840 from current accounts payable to "non-current taxes payable."

     * We used the cash generated by our operations to reduce accounts payable by an additional $283,319.

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

     We remain in a position where cash that becomes available must be used to pay past due accounts. As a result, although our operations for the first six months of 2002 produced net cash of $140,202, we applied a net of $175,000 to debt reduction. That situation will continue to limit our growth options until we have eliminated our working capital deficit. At the present time, however, we are implementing a business plan designed to facilitate rapid growth with only modest financial commitments by Rascals. For example, our new program of locating Rascals Comedy Clubs in existing hotels means that we can generally establish a new club with a net cash outlay of less than $130,000 - and (as in Springfield) can close an unsuccessful club without significant loss. Similarly, our licensing agreements with major media distributors require virtually no financial commitment by Rascals, and have potential to produce considerable revenue. Our financial statements for the second quarter of 2002 includes $14,000 in revenue from our pay-per-view relationship with iN-DEMAND LLC, as well as a $25,000 advance on future sales of home video products by Razor & Tie Direct LLC. These and other channels of distribution will augment the growing profitability of our clubs, and together serve as our path from negative working capital to a solid balance sheet.


PART II   -   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K.

        Reports on Form 8-K:

         Report dated June 3, 2002 containing letter to shareholders.

        Exhibits:

         None.


                        SIGNATURES AND CERTIFICATION

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

     The undersigned officer certifies that this Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act or 1934, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                  RASCALS INTERNATIONAL, INC.


Date: August 19, 2002             By:  /s/ Eduardo Rodriguez
                                  --------------------------------------------
                                  Eduardo Rodriguez, Chief Executive Officer &
                                   Chief Financial Officer