Form 10QSB
period 2002-09-30
RASCALS INTERNATIONAL INC
filed 2002-11-19
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPOR T UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                          Commission File No. 0-33145

                          RASCALS INTERNATIONAL, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in its Charter)


           Delaware                                    84-1195628
  ------------------------------              -----------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                           November 18, 2002
                           Common Voting Stock: 27,887,456

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

PART 1.   FINANCIAL INFORMATION

                Rascals International, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                             September 30, 2002




          Assets

Current Assets
 Cash                               $   11,770
 Accounts receivable                    59,882
 Inventory                              69,829
 Prepaid expenses                       19,903
                                      --------
 Total Current Assets                  161,384
                                      --------

Property and equipment, net            138,360

Other Assets
 Liquor licenses                       196,862
 Security deposits                       9,403
 Other assets                            1,998
                                      --------
 Total Other Assets                    208,263
                                      --------
 Total Assets                       $  508,007
                                      ========

          Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued
  expenses                          $  927,817
 Notes payable                         453,294
 Deferred income and credits            35,743
                                     ---------
 Total Current Liabilities           1,416,854
                                     ---------
Non-current taxes payable              209,527

Commitments and Contingencies

Stockholders' Deficit
 Common stock, authorized 50,000,000
  shares, $.001 par value, 26,887,456
  shares issued and outstanding         26,888
 Additional paid-in capital          3,341,421
 Accumulated deficit                (3,931,164)
 Deferred consulting                  (555,519)
                                     ---------
 Total Stockholders' Deficit        (1,118,374)
                                     ---------
 Total Liabilities and
  Stockholders' Deficit             $  508,007
                                     =========


See notes to the condensed consolidated financial statements.

              Rascals International, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations



                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                              --------------------     --------------------
                               2002          2001       2002          2001
                             ----------   ---------   --------      --------
Net Sales                   $ 936,700    $ 916,554   $3,205,353    $3,324,208
                             ------------------------------------------------
Costs and Expenses
 Cost of sales                323,944      346,504    1,027,562     1,277,273
 Restaurant operating
  expenses                    424,514      515,216    1,222,675     1,589,649
 Depreciation and
  amortization                 14,351        6,458       45,480        21,128
                             ------------------------------------------------
Total Costs and Expenses      762,809      868,178    2,295,717     2,888,050
                             ------------------------------------------------

Gross Profit                  173,891       48,376      909,636       436,158

General and Administrative
 expenses                     393,412      538,516      989,928       782,243
                              -----------------------------------------------
Loss Before Income Tax
 Provision                   (219,521)    (490,140)     (80,292)     (346,085)
Provision for Income Taxes          -            -            -          (960)
                              -----------------------------------------------
Net Loss                    $(219,521)   $(490,140)   $ (80,292)    $(347,045)
                              ===============================================

Loss Per Common Share       $   (0.01)   $   (0.04)   $   (0.01)    $   (0.02)
                              ===============================================
Weighted Average Number of
 Common Shares
   Outstanding - Basic      25,093,223  14,853,997   25,093,223     14,853,997




See notes to the condensed consolidated financial statements.

                 Rascals International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows





                                              Nine Months Ended
                                                September 30,
                                          -------------------------
                                            2002             2001
                                          --------         --------

Cash Flows From Operating Activities      $ 104,327        $ 369,850
                                           --------         --------

Cash Flows From Investing Activities        (32,494)         (22,314)
                                           --------         --------

Cash Flows From Financing Activities        (67,016)         336,509
                                           --------         --------
Net Increase in Cash and Equivalents          4,817           11,027

Cash and Equivalents at Beginning
 of Period                                    6,953           17,976
                                           --------         --------
Cash and Equivalents at End of Period     $  11,770        $  29,003
                                           ========         ========


See notes to the condensed consolidated financial statements.

                RASCALS INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
            For the Nine Month Period Ended September 30, 2002
                               (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


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

5.   SURRENDER OF SHARES ISSUED TO MANAGEMENT

On September 30, 2002 the two officers of the Company surrendered to the Company shares of the Company's common stock which had been issued to them earlier in the year. Eduardo Rodriguez, the Company's Chairman, surrendered 5,000,000 shares which he had received in April 2002 pursuant to the Company's Restricted Stock Grant Program. Michael Margolies surrendered 3,500,000 shares which he had received in April 2002 under the Company's Restricted Stock Grant Program and 500,000 shares which he had received in January 2002 pursuant to the terms of his employment agreement. In addition, the Margolies Family Trust surrendered 1,000,000 shares which the Company had issued to it in January 2002 pursuant to Mr. Margolies' employment agreement.

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding
Rascals International, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     1. Rascals' has negative working capital in excess of $1.2 Million.
        All net funds that we obtain from operations will be used to satisfy debts. Despite considerable efforts during 2002, we have not been able to raise capital by selling securities, thus restricting growth.
     2. The sale of shares by Rascals, if it occurs, will have a dilutive effect on the existing shareholders of Rascals.
     3. We have in recent months initiated a substantially new business plan which may encounter obstacles that cannot be foreseen.
     4. Rascals may not be able to attract the skilled managers it will need in order to expand its operations efficiently.

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

     Results of Operations

     At the beginning of 2002 Rascals embarked on a new business plan. While our business through 2001 consisted entirely of the operation of stand-alone restaurant/comedy club facilities, in 2002 we began to develop alternative locations for Rascals' comedy by organizing hotel-based clubs and by granting licenses to utilize the name "Rascals." We also began to develop multiple channels of distribution for the comedic entertainment produced in our clubs, such as home video sales and pay-per-view sales. As the year progressed, however, it became apparent that the effort involved in developing and managing multiple channels of distribution was not sufficient to meet our financial needs. So in the third quarter we refocused our attention on the development of new Rascals clubs, both hotel-based and licenses.

     The results of our hotel-based operations, which commenced in the Fall
of 2001, have been mixed to date.   Our hotel-based club in Phoenix, AZ has
made a modest contribution to our revenue and incurred relatively insignificant losses, as start-up expenses such as marketing offset the initial revenues. Our hotel-based club in Springfield, MA, on the other hand,
failed to meet our expectations and was closed in May 2002.   However, because
we had only a very modest capital investment in the Springfield club, we were able to quickly cut our losses without damage to the Company's balance sheet. Our experience in Springfield, albeit a failure, lent support to our rationale for entering into hotel-based relationships. The operations require only a modest capital investment, and their success or failure can be determined relatively quickly.

     The immediate result of our new plan will be the opening on December 5 of this year of a new Rascals club in the prestigious Hilton Hotel in Cherry Hill, NJ. All expenses incurred to date for this facility have been paid from operations and were expensed in the 3rd Quarter. David Brenner, well-known comic and TV personality, will headline at this new club on December 12, 13 and 14. We are also in negotiation with a casino in Atlantic City for a Rascals comedy club.

     Revenue for the first nine months of 2002 was 4% lower than revenue for the first nine months of 2001, primarily due to lower attendance at our New Jersey clubs during the second quarter of 2002. Nevertheless, our operations were significantly more efficient in the nine months ending September 30, 2002, despite reduced revenue and despite the contribution of relatively low margins by our hotel-based clubs. Our overall gross margin increased from 13% in the first nine months of 2001 to 28% in the first nine months of 2002. This improvement reflected the results of our efforts to improve operating efficiency at our stand-alone facilities.

     A net loss of $80,292 was realized in the first nine months of 2002, as contrasted with a net loss of $347,045 in the first nine months of 2001. The improvement occurred despite the fact that Rascals' corporate parent incurred a 26% increase in general and administrative expenses, which partially offset the profits of the operating subsidiaries. Those corporate-level expenses included the expenses attributable to developing our new channels of distribution as well as executive payroll, professional and consulting fees. In 2002 we are reporting executive payroll and consulting fees that are in excess of those we reported in 2001. This has occurred in part because of the expansion of our management team and in part because the complexity of our new business plan requires that we obtain the assistance of experienced consultants in implementing the plan. Both of these situations have caused us to incur additional expenses for stock-based compensation during 2002, although the expenses have not affected our cash accounts. In addition, the fact that Rascals became an SEC reporting company in December 2001, which enabled us to have our stock listed on the OTC Bulletin Board, has resulted in expenses for professional fees during 2002 that exceed our professional fees in 2001.


     Liquidity and Capital Resources

     Our activities during the first nine months of 2002 resulted in a substantial improvement to our balance sheet. Our working capital deficit improved to ($1,255,470) from ($1,794,626) at December 31, 2001, a improvement of $539,156, and our shareholders equity increased by $312,460 to a deficit of ($1,118,374). While these negative positions remain an obstacle to Rascals' near-term health, our ability to sustain operations for the past two years with larger deficits and our improvements in the recent period suggests that we have the resources to carry on until the benefits from our new business plan put us in a position to eliminate the burden of paying prior years' obligations.

     The improvement to our working capital position was produced by a number of events:

     * We reached a settlement with the State of New Jersey that resolved our obligation for past-due taxes. The settlement calls for us to pay approximately $4,800 per month over a five year period. This enabled us to re-classify $231,840 from current accounts payable to "non-current taxes payable."

     * We used the cash generated by our operations to reduce accounts payable by an additional $204,275.

     * We reached agreement with the holders of short-term notes and other obligations having a principal balance of $304,000 to convert the notes and obligations into Rascals common stock.

     * We settled our obligation to the landlord of our closed Miami-based property at a substantial discount to the principal amount of the debt.

     We remain in a position where cash that becomes available must be used to pay past due accounts. As a result, although our operations for the first six months of 2002 produced net cash of $104,327, we applied a net of $99,510 to debt reduction. That situation will continue to limit our growth options until we have eliminated our working capital deficit. At the present time, however, we are implementing a business plan designed to facilitate growth with only modest financial commitments by Rascals. For example, our new program of locating Rascals Comedy Clubs in existing hotels means that we can generally establish a new club with a net cash outlay of less than $130,000 - and (as in Springfield) can close an unsuccessful club without significant loss. Similarly, the licensing agreements we have made or are now negotiating will require virtually no financial commitment by Rascals, and have potential to produce considerable revenue. The combination of these ventures with our existing clubs should provide us the wherewithal to sustain operations until we obtain the capital infusion needed to fund significant growth.



Item 3.  Controls and Procedures

     Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Rodriguez performed his evaluation.

PART II  -   OTHER INFORMATION

Item 6.      Exhibits and reports on Form 8-K.

             Reports on Form 8-K:  none

             Exhibits: none.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RASCALS INTERNATIONAL, INC.


Date: November 18, 2002  By:  /s/ Eduardo Rodriguez
                         -----------------------------------
                         Eduardo Rodriguez, Chief Executive
                          Officer & Chief Financial Officer

                              CERTIFICATION

I, Eduardo Rodriguez, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Rascals International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002           /s/ Eduardo Rodriguez
                                   ----------------------------------
                                   Eduardo Rodriguez, Chief Executive
                                   Officer and Chief Financial Officer