Form 10KSB
period 2002-12-31
RASCALS INTERNATIONAL INC
filed 2003-04-15
CIK 1107802

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended December 31, 2002.

                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from ____________ to ___________



                       Commission File No. 0-33145

                       RASCALS INTERNATIONAL, INC.
            ----------------------------------------------------
           (Exact name of the Registrant as specified in Charter)

      Delaware                                          84-1195628
 ----------------------------------------------------------------------------
 (State or other jurisdiction                 (I.R.S. Employer ID Number)
  of incorporation or organization)

           414 Eagle Rock Avenue, Suite 308, West Orange, NJ 07052
           -------------------------------------------------------
                   (Address of principal executive offices)

       Registrant's Telephone Number, including Area Code: 973-243-8080

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the issuer's revenues for its most recent fiscal year: $4,375,194

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

     The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of April 10, 2003 was $137,183.

     As of April 10, 2001, the number of shares outstanding of the Registrant's common stock was 99,277 shares, $.001 par value.

Transitional Small Business Disclosure Format:    Yes [ ]  No  [X]

                DOCUMENTS INCORPORATED BY REFERENCE: None

           FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding
Rascals International, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     *  Rascals lacks the capital necessary to expand its operations.
        Our debts exceed the book value of our assets.
     * Rascals is currently in default in making payments to its secured creditors.
     * We have initiated a substantially new business plan which may encounter obstacles that cannot be foreseen.
     * Rascals may not be able to attract the skilled managers it will need in order to expand its operations efficiently.

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

                              PART 1

Item 1.  BUSINESS

The Business Plan

     Rascals International, Inc. is the successor to a business operation commenced in 1983. Rascals began with a comedy club and restaurant in West Orange, New Jersey, which remains the flagship of our operations. Through 2000 the West Orange "Rascals" and a sister club/restaurant of the same name in the New Jersey resort area of Ocean Township were the source of substantially all of Rascals' revenue. Nevertheless the success of those clubs in booking and promoting both headliners and rising stars in the field of stand-up comedy made Rascals a name known throughout the comedy industry. Most of today's stars of stand-up comedy made their way to fame appearing at a Rascals Comedy Club.

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

     The plan to "go national" with the "Rascals" name can be understood in four discernable, albeit interrelated, aspects:

     1. We are underway with a program of establishing "Rascals Comedy Clubs" in premier hotels in cities throughout the U.S. During 2001 we opened a Rascals in the Crowne Plaza Hotel in Phoenix, and another in the Sheraton Springfield at Monarch Place in Springfield, MA (the Springfield Rascals has since closed). During 2002 we opened a Rascals Comedy Club at the Hilton Hotel in Cherry Hill, NJ.

                In addition, there are numerous other hotel locations which have expressed a desire to open a Rascals Comedy Club in their hotels. In each of these arrangements the hotel provides the facility (rent-free) and operates the food and beverage service. We provide the show and the promotion only, keep all admission proceeds, and receive a share of the food and beverage gross revenue.

     2. During 2002 we signed our first agreement to license the name "Rascals Comedy Club." The licensee is an investment group who plan to open a club in Jersey City, NJ. In exchange for the right to call their club a "Rascals Comedy Club," the licensee will pay us a licensing fee and a percentage of gross revenue for 20 years. Our agreement provides that, for an additional weekly fee, we will book the entertainment for the club.

     3. As our clubs become a national presence, the identification of the "Rascals" name with quality comedic entertainment becomes enhanced. This enriches the opportunities for cross-marketing of Rascals' entertainment in a variety of media. From time to time during 2002, "The Rascals Comedy Hour" was offered in 35 million homes on pay-per-view television. In addition, we are under contract with major media distributors to market "Rascals" comedy on the Internet, on home video through direct response marketing, and on the in-house television channels in 140,000 Hilton hotel rooms.

     4. As cross-marketing opens channels of distribution for Rascals comedy, the value of our library of comedy tapes is enhanced. Within that library are over 200 hours of recorded performances by major comedic entertainers, such as Tim Allen, Rosie O'Donnell and Drew Carey, before they became famous. In exchange for the opportunity to appear at Rascals Comedy Club, these entertainers yielded to Rascals the right to market video recordings of their performances at Rascals. This library of videotapes provides Rascals the raw materials from which we can manufacture a limitless supply of comedy products in every audio-visual medium.

Rascals Comedy Clubs

     At the present time there are four Rascals Comedy Clubs in operation.
Two of our New Jersey clubs include an attached restaurant and bar owned and operated by Rascals. At our two hotel-based clubs food and beverage service is provided by the host hotel. Comedy shows at our clubs generally consist of three performers: one nationally-known headliner, a featured act and a comic master of ceremonies. Our ticket prices range from $8.00 to $35.00, and are determined by the fees we commit to pay the entertainers. Those fees may on occasion include a percentage of our ticket revenues.

     Entertainers are booked for our clubs by independent booking agents.
Most of our bookings at present are made by Top Draw Entertainment. Our relationship with Top Draw is at will. Our fees to Top Draw are based on services provided, and during 2002 totaled approximately $30,000. As the number of our clubs increases, Rascals should become even more attractive to entertainers due to our ability to offer "block booking." In a block booking arrangement, we commit to multiple dates at multiple locations in exchange for a reduced fee per show.

     The four Rascals Comedy Clubs now in operation are:

     Rascals Comedy Club (West Orange, NJ). This facility has been in operation as a restaurant and comedy club since 1983. Late in 2002, however, the property on which it is located was sold, and as a result the West Orange facility will cease operations at the end of June 2003. We have located two potential replacement sites where we could reopen the club within a few months.

     Rascals Comedy Club (Ocean Township, NJ). This facility, located at the Jersey Shore, was opened in 1987. It consists of a 2,000 sq. ft. comedy room with a seating capacity of 275, a 2,000 sq. ft. ground floor restaurant with a seating capacity of 150, and a 1,000 sq. ft. bar with a seating capacity of
50.  It sits on 2.3 acres of land, with parking for 160 cars.

     Rascals Comedy Club at the Crowne Plaza Hotel (Phoenix, AZ). This facility, which opened late in 2001, consists of a comedy room with a seating capacity of 300 in which we produce seven shows per week. When major entertainers are booked, we utilize the 1,000 seat ballroom at the Hotel.

     Rascals Comedy Club at the Hilton (Cherry Hill, NJ).. This facility opened in December 2002. It consists of a comedy room with a seating capacity of 308 in which we produce six shows per week.

     Each of our clubs is managed by an on-site manager, who is responsible for supervising operations and assuring compliance with Rascals' guidelines for club operations. In addition, at our New Jersey restaurant/clubs we also operate a restaurant and bar, so the manager is also responsible for purchasing, inventory control, and supervision of the kitchen and wait staff. One particular responsibility of our on-site managers at the New Jersey clubs is to assure compliance with State and local regulations governing the sale of alcoholic beverages. All on-site managers report to our Director of Operations, who operates from Rascals' corporate headquarters in West Orange, New Jersey.

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

     The primary advantage of a hotel-based club for Rascals is the efficiency of initiating the club's operations. Since we are moving into an established facility, we are required to make only the minimal capital investment necessary to outfit the comedy room in Rascals' trademark decor.
In addition, since the hotels in which we locate are already known as entertainment locations in their communities (even if only as a restaurant location), the expense incurred in "attracting traffic" to the site is generally not much greater than the expense we incur in promoting shows at our established sites. Our estimate is that our capital commitment to a new hotel-based facility, including the working capital required until the club achieves positive cash flow, will generally not exceed $130,000.
Occasionally, however, a particular site will be appropriate for a "premier" build-out, which will require a larger investment. This was the case with our new club in Cherry Hill, where we installed cherrywood paneling and a state-of-the-art sound system.

     We market our shows through traditional local media: newspaper and radio advertisements, local cable TV commercials, and radio promotions, often involving the performers that will be appearing. In addition, tickets to all four of our club locations can be purchased at our Website:
www.rascalscomedyclub.com.

Rascals Comedy Library

     Between 1985 and 1992 Rascals developed a library of videotapes of the comedy performances at its West Orange club. The performers on the videotapes include many who achieved stardom: Denis Leary, Drew Carey, Jeff Foxworthy, Rosie O'Donnell, Tim Allen, Ray Romano and others. In exchange for the opportunity to appear at Rascals Comedy Club, each of these performers signed a release giving Rascals the right to reproduce and market the videotapes. Until 2002 the videotapes were co-owned by Rascals and Rob Perna d/b/a Stand and Deliver. In 2002 we divided the library, with Rascals retaining over 200 hours of performances.

     Our library provides an inventory of raw material which Rascals intends to use to develop products and content in a variety of media. At the same time, although Rascals is not currently adding to its library of videotapes, the ongoing operations of our comedy clubs is a potential source of additional valuable media content. A considerable portion of our energies during 2002, therefore, were devoted to developing outlets for marketing Rascals' comedy outside of our clubs. To date, we have relationships established with powerful marketing partners in four media:

     Television Pay-Per-View and Video-On-Demand. In the Fall of 2001 we entered into a marketing agreement with iN-DEMAND L.L.C. to market up to 12 programs produced by Rascals. IN-DEMAND is the nation's leading provider of pay-per-view and video-on-demand programming, serving over 1,800 affiliated systems with approximately 28 million addressable households subscribing. In each of five months in early 2002, iN-DEMAND broadcast on seven or eight occasions a 55 minute program taken from Rascals' library - one new program each month. The agreement provides that approximately 40% of the gross receipts from the broadcasts will be paid to Rascals. The broadcasts were suspended later in 2002, as we negotiated with Stand and Deliver a division of the library. We expect iN-DEMAND to commence broadcasts again later in 2003.

     VHS Recordings. In March 2002 we entered into a Memorandum of Understanding with Razor & Tie Direct L.L.C. Razor & Tie is a music producer with a considerable market presence which has had noteworthy success marketing VHS videos. Razor & Tie advanced to Rascals $50,000 in exchange for our agreement to produce two home videos of performances in the Rascals library, which Razor & Tie agreed to market through direct response channels. The agreement provided that, to the extent that direct response marketing was successful, Razor & Tie would then introduce the videos into retail stores. The agreement provides that Razor & Tie would pay to Rascals and Stand and Deliver 50% of the net profits from sales of the videos. Rascals has given Razor & Tie a one year exclusive license to market the Rascals library in home video format. Razor & Tie can extend the license to five years by paying Rascals a $200,000 advance, provided that it has introduced at least one Rascals video into retail distribution. To date, Razor & Tie has not introduced any video into retail distribution.

     Dedicated Hotel Room Broadcasts. In April 2002 we entered into an agreement with InnMedia, L.L.C. InnMedia is the leading media content provider for the hospitality industry. InnMedia agreed to include programs from Rascals' library on the dedicated television channels that its clients broadcast to the guest rooms in their hotels. Currently, InnMedia's clients broadcast to 140,000 hotel rooms, which represents a potential market of 2.5 million guests per month. The agreement provides that InnMedia will pay Rascals 40% of the gross receipts from this service.

     Internet Advertising. Early this year Rascals was accepted into the Microsoft Windows Media Streaming Advertising Program. Rascals provides one minute video clips from its library, which are broadcast on WindowsMedia.com. Microsoft will pay Rascals 50% of the online advertising revenue earned during broadcast of the clips. In addition, the broadcasts will provide millions of WindowsMedia users with exposure to Rascals' programming. Those who become interested in enjoying more of our programs will be able to access the Rascals Website through the Windows Media Player 7 Media Guide

Employees

     The Company currently employs 130 individuals, of whom 25 are full-time employees. The other 105 employees are primarily hosting staff, wait staff, bartenders, and kitchen employees who work during the performances at our clubs. None of our employees is represented by a union. We believe that our relations with our employees are good.

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

Item 2. PROPERTIES

  Since January 2003 the executive offices of Rascals International, Inc. have been located in an office facility in West Orange, New Jersey. Our lease for the facility terminates on December 31, 2005. We pay a monthly rental of $2,994 for the office facility.

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

Item 3. LEGAL PROCEEDINGS

  Rascals International, Inc. v. P.A. Whalen and Company, Inc.. (Superior Court, State of New Jersey). This action commenced in February 2002. The action alleges that Whelan breached a consulting and marketing contract with Rascals. Rascals is demanding that the contract be rescinded. Whelan has counterclaimed alleging breach of the same contract by Rascals, and demanding damages of $99,260.

  William Hannah v. Rascals International, Inc., Eduardo Rodriguez,
Michael Margolies and Gary Marks. (Court of Chancery, State of Delaware). This action commenced in February 2003. The plaintiff is a shareholder claiming to represent the shareholders of Rascals as a class. He is also proceeding derivatively on behalf of Rascals against the members of the Board of Directors. The complaint alleges (a) that the directors breached their fiduciary duties in connection with the reverse split of common stock effected in March 2003, (b) that the reverse split as originally structured violated the procedural requirements of Delaware corporation law, and (c) that the directors have engaged in various acts of self-dealing in violation of their fiduciary duties. The complaint demands that the reverse split be enjoined, that the alleged acts of self-dealing be voided, that there be an accounting and constructive trust imposed on the fruits of the self-dealing, and damages in an unspecified amount. Rascals and its directors have not yet answered the complaint, but believe that the allegations are without merit. After the complaint was filed, Rascals restructured the reverse split to comply with Delaware corporation law. Settlement negotiations have been ongoing, and we believe that the matter has been resolved without cost to Rascals other than legal fees which will be determined by the Court.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                             PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

  Since mid-December, 2001 our common stock has been listed for quotation on the OTC Bulletin Board. It is currently listed under the trading symbol "RSCA.OB." Prior to the reverse split of common stock in March 2003 it was listed under the trading symbol "RASC.OB." The following table sets forth the bid prices quoted for our common stock on the OTC Bulletin Board during the two years ended December 31, 2002. All prices have been adjusted to reflect the 1-for-500 reverse split of common stock effected on March 28, 2003.




                                      Bid
                               ----------------
Period:                         High        Low
-------------------------------------------------
Jan. 1, 2001 - Mar. 31, 2001   $ 200.00  $  20.00
Apr. 1, 2001 - June 30, 2001   $ 175.00  $  45.00
July 1, 2001 - Sep. 30, 2001   $ 200.00  $  30.00
Oct. 1, 2001 - Dec. 31, 2001   $  85.00  $  35.00


Jan. 1, 2002 - Mar. 31, 2002   $  65.00  $  35.00
Apr. 1, 2002 - June 30, 2002   $  40.00  $  20.00
July 1, 2002 - Sep. 30, 2002   $  25.00  $   5.00
Oct. 1, 2002 - Dec. 31, 2002   $  35.00  $   2.50


  (b) Shareholders

  Our shareholders list contains the names of 98 registered shareholders of record. Based on recent requests for materials that we mailed to shareholders, we believe that the number of beneficial shareholders exceeds 800.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     At the beginning of 2002 Rascals embarked on a new business plan. While our business through 2001 consisted entirely of the operation of stand-alone restaurant/comedy club facilities, in 2002 we began to develop alternative locations for Rascals' comedy by organizing hotel-based clubs and by granting licenses to utilize the name "Rascals." We also began to develop multiple channels of distribution for the comedic entertainment produced in our clubs, such as home video sales and pay-per-view sales. As the year progressed, however, it became apparent that our efforts in developing and managing these multiple channels of distribution, though profitable, were not cost-effective. These distribution channels that we developed early in 2002 remain in place, and we expect them to be a source of revenue in the future. However, in the third quarter of 2002 we refocused our attention on the development of new Rascals clubs, both hotel-based and licenses. Our focus today is on developing a sufficient number of clubs to achieve an efficient level of operations.

     The results of our hotel-based operations, which commenced in the Fall
of 2001, have been mixed to date.   Our hotel-based club in Phoenix, AZ has
made a modest contribution to our revenue and incurred relatively insignificant losses, as start-up expenses such as marketing offset the initial revenues. Our hotel-based club in Springfield, MA, on the other hand,
failed to meet our expectations and was closed in May 2002.   However, because
we had only a very modest capital investment in the Springfield club, we were able to quickly cut our losses without damage to the Company's balance sheet. Our experience in Springfield, though disappointing, lent support to our rationale for entering into hotel-based relationships. The operations require only a modest capital investment, and the measure of their success can be determined relatively quickly.

     The most recent result of our new plan was the opening in December 2002 of a new Rascals club in the prestigious Hilton Hotel in Cherry Hill, NJ. David Brenner, well-known comic and TV personality, headlined at the opening of this new club on December 12, 13 and 14. We are also in final negotiation with a casino in Atlantic City for a Rascals comedy club.

     The transitions in our business plan during 2002 resulted in a marked disparity between revenues and expenses. Since our new operations are only in their early stages, we continued to realize substantially all of our net sales from our two New Jersey restaurant/comedy club facilities, and these generate a modest profit. Our gross profit for 2002 was $587,166. However, that gross profit was not sufficient to support the corporate activities involved in developing our new business plan. These widespread efforts to implement new revenue sources resulted in general and administrative expenses during 2002 of $1,986,530, an increase of $808,765 from 2001, when we were only beginning to restructure our operations. As a result of this increase in general and administrative expenses and a $181,498 reduction in revenues, our pretax loss increased by $1,063,732 to $1,416,849.

     The increase in general and administrative expense was the result, primarily, of expenses attributable to developing new revenue sources as well as management payroll, professional and consulting fees. In 2002 we are reporting management payroll and consulting fees that are in excess of those we reported in 2001. This has occurred in part because of the expansion of our management team and in part because the complexity of our new business plan requires that we obtain the assistance of experienced consultants in implementing the plan. Both of these situations have caused us to incur additional expenses for stock-based compensation during 2002. Fortunately, these expenses have not affected our cash accounts. In addition, the fact that Rascals became an SEC reporting company in December 2001, which enabled us to have our stock listed on the OTC Bulletin Board, resulted in expenses for professional fees during 2002 that exceeded our professional fees in 2001. Finally, we incurred a $101,000 expense attributable to our grant of common stock warrants to induce a debt-holder to convert its debt to common stock.

     In 2003 we expect a far greater percentage of our revenue to arise from new operations. This will occur in part because our West Orange club is scheduled to close at the end of June. In recent years that club had produced over 60% of our annual revenue. We are in the final phase of selecting the site on which to reopen the club, but expect that revenues from this operation will be reduced for the year. At the same time, however, we are now realizing revenue from our Cherry Hill hotel-based operation which, albeit far less in amount than revenue from West Orange, produce far greater gross profit margins. We expect that other new club sites, now under negotiation, will open later in 2003 and begin to contribute to revenue, although initial operations are not likely to be profitable due to start-up costs. So we expect that 2003 will be another year of transition. Our goal is to return to profitability in 2004.

Liquidity and Capital Resources

     Despite the loss incurred in 2002, our activities during 2002 did not cause any substantial deterioration to our balance sheet. Our working capital deficit increased from ($1,794,626) at December 31, 2001 to ($2,130,649), and our shareholders equity decreased by $157,064 to a deficit of ($1,587,899). The relative stability in our working capital and stockholder equity positions was produced by a number of events:

     * We issued 7,860,000 shares of common stock to secure the services of consultants. The market value of those shares has been recorded as an asset called "prepaid consulting." The asset will be written-down and expensed over the life of the several consulting agreements. $220,000 that will be expensed during the next twelve months has been recorded as a current asset, improving working capital.

     * We reached a settlement with the State of New Jersey that resolved our obligation for past-due taxes. The settlement calls for us to pay approximately $5,800 per month over a five year period. This enabled us to re-classify $242,000 from current accounts payable to non-current "notes payable."

     * We reached agreement with the holders of short-term notes and other obligations having a principal balance of $304,000 to convert the notes and obligations into Rascals common stock.

     * We settled our obligation to the landlord of our closed Miami-based property. We had accrued an expense of $137,000 in connection with that liability. The settlement required payment of only $20,000. Accordingly, we recorded a $117,000 reduction in accrued expense, which offset other accrued expenses.

     Notwithstanding these adjustments to support our working capital position, our operations during 2002 consumed $755,199 in cash. Since we began 2002 with virtually no cash, our continued operations required that we borrow the funds needed by our operations. For this reason in November we borrowed $659,361 from Marod Holdings LLC and Rodmar Holdings LLC, two entities which are controlled by our executive officers. To secure the debt Rascals gave the two entities a secured interest in Rascals' restaurant/clubs, subordinate to the security position of the mortgage lender on the Ocean facility, and a conditional option to purchase the clubs at fair market value in the event of a default. In addition, in December 2002 our subsidiary which operates the Rascals Comedy Club in Cherry Hill borrowed $200,000 for its operations from an outside lender. The loan to Rascals Cherry Hill was guaranteed by Rascals as well as by Marod Holdings, Rodmar Holdings and our two executive officers.

     At the present time, our notes to Marod and Rodmar and the note given by Rascals Cherry Hill are in default. As a result of the default by Rascals Cherry Hill, the lender has obtained an interest in that subsidiary. In addition, the mortgage on our Ocean facility, which is guaranteed by Rascals, is in default due to Rascals' inability to pay rent to Rodmar Holdings LLC, which owns the premises and is the primary obligor on the mortgage. We are actively seeking outside financing, and we are cautiously optimistic that the promise inherent in our business plan will enable us to obtain the necessary financing. However, if we are unable to obtain outside financing, it is unlikely that we will be able to continue our operations as currently constituted.

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2002, there was only estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was our determination, detailed in Note 6 to the Consolidated Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when Rascals would commence profitable operations.

     We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2002

Item 7. FINANCIAL STATEMENTS

     The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     This table identifies our management team. Directors serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

                      Director
Name                  Age            Position with the Company         Since
------------------------------------------------------------------------------
Eduardo Rodriguez     41             Chairman, Chief Executive         1998
                                      Officer, Chief Financial
                                      Officer
Michael Margolies     75             Vice Chairman, Secretary,         2001
                                      Director
Gary Marks            44             Director                          2000


     Eduardo Rodriguez has served as Chief Executive Officer of Rascals since 1998. Immediately prior to joining Rascals, Mr. Rodriguez served as President of Lancaster Consultants, Inc., a company involved in financial management and consulting.

     Michael Margolies became Vice Chairman and Secretary of Rascals in January 2002, after having served on our Board of Directors for the prior year. Since 1998 Mr. Margolies has been employed as Chief Executive Officer of Transportation Logistics Int'l, Inc. (OTC Bulletin Board: TRPL.OB), which provides logistics and logistic-related services. Mr. Margolies previously served as Chief Executive Officer of U.S. Transportation Systems, Inc. from its creation in 1975. USTS was a NASDAQ-listed holding company involved in a diversified group of transportation-related businesses (e.g. bus charters,
freight-hauling, bus leasing, limousines, etc.).   Mr. Margolies left USTS in
1998 when it was sold to Precept Business Services, Inc. for approximately $43 million.

     Gary Marks is currently Executive Vice President of I.D. Systems, Inc.
in Hackensack, New Jersey. Prior to joining I.D. Systems, Mr. Marks held senior technology marketing positions at Cybertel, Conner Peripherals, SyQuest and Western Digital.

Compliance with Section 16(a) of the Exchange Act

     None of the directors, officers or beneficial owners of more than 10% of Rascals's common stock failed to file on a timely basis reports required during 2002 by Section 16(a) of the Exchange Act, except as follows: Messrs. Rodriguez and Margolies each failed to file three reports on Form 4 when due.

Item 10.  EXECUTIVE COMPENSATION

     This table itemizes the compensation we paid to Eduardo Rodriguez, who served as our Chief Executive Officer during 2002. There was no officer whose salary and bonus for services rendered during the year ended December 31, 2002 exceeded $100,000.

                                                     Other
                           Year       Salary         Compensation
                           -------------------------------------------------
Eduardo Rodriguez.......   2002      $40,000          $ 10,800(1)
                           2001       74,400            22,000(1)
                           2000       54,000                --
                           ______________________


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

     Rascals' employment agreement with Eduardo Rodriguez provides that Mr. Rodriguez will serve as President of Rascals during the term of the agreement, which ends on December 31, 2006. Mr. Rodriguez covenants in the agreement that he will not compete with Rascals for one year after termination of his employment. The agreement further provides that Rascals will pay Mr. Rodriguez an annual salary of $250,000, and will spend up to $12,000 per year to provide him an automobile. In the event of Mr. Rodriguez' death or disability, Rascals commits to pay him or his estate an amount equal to one year's salary. During 2002 Rascals paid Mr. Rodriguez only $40,000 in salary, and Mr. Rodriguez has waived any further obligation by Rascals for compensation for his services during 2002.

     Rascals' employment agreement with Michael Margolies provides that Mr. Margolies will serve as Vice Chairman and Secretary during the term of the agreement, which ends on December 31, 2006. Mr. Margolies covenants in the agreement that he will not compete with Rascals for one year after termination of his employment. The agreement further provides that Rascals will pay Mr. Margolies an annual salary of $150,000. In the event of Mr. Margolies' death or disability, Rascals commits to pay him or his estate an amount equal to one year's salary. In order to induce Mr. Margolies to enter into the agreement, Rascals issued 2,000 shares of common stock to the Margolies Family Trust and 1,000 shares to Mr. Margolies. In September 2002 the Margolies Family Trust and Mr. Margolies surrendered those shares to Rascals. During 2002 Rascals paid no salary to Mr. Margolies, and Mr. Margolies has waived any further obligation by Rascals for compensation for his services during 2002.

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

     Restricted Stock Grant Program and Surrender of Shares

     On March 18, 2002, Rascals' Board of Directors adopted a Restricted Stock Grant Program (the "Program") pursuant to which 17,500 shares of Common Stock were reserved. In April 2002 the restricted shares were and issued as follows:

         Eduardo Rodriguez       - 10,000 shares
         Michael Margolies       -  7,000 shares
         Gary Marks              -    500 shares

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

     On September 30, 2002 Messrs. Rodriguez and Margolies surrendered to Rascals the shares issued to them under the Program.

     Stock Options

     None of our officers or directors holds any options to purchase Rascals securities.

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

     There are 99,277 shares of our common stock outstanding on the date of this Report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                         Amount and
                         Nature of
Name and Address         Beneficial      Percentage
of Beneficial Owner(1)   Ownership(2)    of Class
-----------------------------------------------------------
Eduardo Rodriguez        37,654(3)        37.9%

Michael Margolies        33,213(4)        33.5%

Gary Marks                  750            0.8%

All Officers and Directors
 As a Group (3 persons)  44,404(3)(4)     44.7%

Don Jackler               7,500            7.6%
 246 East 51st Street
 New York, NY 10022
____________________________________

(1) The address of each shareholder is c/o Rascals International, Inc., 414 Eagle Rock Avenue, West Orange, NJ 07052
(2)  All shares are owned of record unless otherwise indicated.
(3)  The shares beneficially owned by Mr. Rodriguez include:
   - 13,606 shares owned of record by Rodmar Holdings, LLC and 13,606 shares owned of record by Marod Holdings, LLC. Mr. Rodriguez is one of the two Managers of Rodmar and of Marod. Mr. Rodriguez' wife owns a 50% interest in Rodmar and a 50% interest in Marod in trust for their minor children;
   - 10,441 shares pledged to Hudson United Bank to secure the mortgage loan on Rascal's Ocean, New Jersey premises; and
   - 100 shares held by minor children of Mr. Rodriguez.
(4)  The shares beneficially owned by Mr. Margolies include:
   - 4,000 shares owned of record by The Margolies Family Trust. The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children; and
   - 13,606 shares owned of record by Rodmar Holdings, LLC and 13,606 shares owned of record by Marod Holdings, LLC. Mr. Margolies is one of the two Managers of Rodmar and of Marod. The Margolies Family Trust owns a 50% interest in Rodmar and a 50% interest in Marod.

Equity Compensation Plan Information

   The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2002.


                               Number of                      Number of
                               securities to   Weoghted       securities
                               be issued upon  average        remaining
                               exercise of     exercise       available
                               outstanding     price of       for future
                               options,        outstanding    issuance
                               warrants        options,       under equity
                               and             warrants       compensation
                               rights          and rights     plans

----------------------------------------------------------------------------
Equity compensation plans
approved by security
holders..........                 0               --              0


Equity compensation plans
not approved by security
holders*....                      0               --          6,380



Total..............               0               --          6,380


* Our Board of Directors has adopted three equity compensation plans without shareholder approval. The three plans are identical in their material terms. They permit the Board to award to employees, directors or consultants (other than consultants whose services to Rascals are related to capital-raising transactions) stock, restricted stock, stock options or performance shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Refinance

     On December 31, 2001, the management and affiliates of Rascals completed a refinancing of the mortgages on the properties in West Orange, New Jersey and Ocean Township, New Jersey on which Rascals Comedy Clubs are located (the "Realty"). The refinanced mortgage loan was a two-year loan in the principal amount of $2,250,000. As a condition to its willingness to complete the refinancing, the mortgagee received personal guarantees of the loan from Michael Margolies and his wife and Eduardo Rodriguez and his wife.

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

     * The Margolies Family Trust purchased four thousand shares of Rascals common stock from Mark Magnusson for $96,000.

     * Comrest and W.H.R. Realty, the previous landlords of the Realty, released Rascals from past debts, primarily unpaid rental, totaling approximately $570,000.

     * Rascals reaffirmed the agreement it had made with Mr. Magnusson dated January 24, 2001, and agreed to commence paying Mr. Magnusson $1,500 per week without interest until the debt of $114,000 is satisfied.

     Sale and Lending

     On September 26, 2002 Marod Holdings, LLC sold to Commerce Bank the land and buildings at 425 Pleasant Valley Way in West Orange, New Jersey. D.E.M., Amusements, Inc., a subsidiary of Rascals, by lease from Marod Holdings, currently carries on the operation of a restaurant and comedy club on those premises. By arrangement with Commerce Bank, D.E.M. Amusements, Inc. will continue to carry on that business until June 2003, at which time D.E.M. Amusement's lease for the premises will expire.

     Marod utilized a portion of the proceeds of the sale of the West Orange property to reduce the principal amount of the mortgage held by Hudson United
Bank on the West Orange premises as well as on the premises in Ocean.   The
mortgage loan encumbering the properties was reduced from a principal amount of approximately $2,250,000 to a principal amount of approximately $1,250,000. The loan is currently being paid on a twenty year amortization schedule, but the unpaid balance of the loan will be due on December 31, 2003.

     Upon completion of the sale of the West Orange property, Marod Holdings assigned to Rodmar Holdings a beneficial interest in a portion of the proceeds from the sale. Marod Holdings and Rodmar Holdings subsequently loaned to Rascals a total of $659,361. Rascals utilized the proceeds of the loan primarily to reduce its outstanding payables.

     In consideration of the loan, Rascals entered into a Loan Agreement and a Pledge Agreement with Rodmar Holdings and Marod Holdings, and Rascals executed a Promissory Note in favor of Rodmar Holdings and Marod Holdings.
The Promissory Note is in the principal amount of $641,204 and bears interest at twelve percent per annum. The Promissory Note calls for payment of $25,000 per month, commencing on January 2, 2003, with payment of the unpaid balance of the Note on December 31, 2003. Rascals is currently in default, having failed to make the first four payments due under the Note.

     Rascals'obligations under the Promissory Note are secured by a Pledge Agreement. In the Pledge Agreement, Rascals pledges as collateral for the Promissory Note its interest in the outstanding shares of D.E.M. Amusements, Inc. and its interest in the outstanding shares of Rascals Comedy Club Stage Door Grill, Inc. The security interest in the collateral obtained by Rodmar Holdings and Marod Holdings in the Pledge Agreement is expressly subordinated to the security interest held by Hudson United Bank. The Pledge Agreement contains standard provisions affording to Rodmar Holdings and Marod Holdings, in the event of a default by Rascals in making payments due under the Promissory Note, the rights of a secured creditor under the New Jersey Uniform Commercial Code.

     The Loan Agreement provided for the sale to each of Rodmar Holdings and Marod Holdings of fifteen thousand shares of Rascals common stock for a price of $15,000 total. The Loan Agreement requires Rascals to keep its properties fully insured while the Promissory Note is outstanding, and that during that period it will not, without the approval of Rodmar Holdings and Marod Holdings, encumber its properties, sell its accounts, sell its assets, pay any dividends, or retire any of its stock. The Loan Agreement provides that in the event of a default under the Promissory Note, that Rodmar Holdings and Marod Holdings may, in lieu of commencing foreclosure procedures under the Pledge Agreement, purchase D.E.M. Amusements, Inc. and Rascals Comedy Club Stage Door Grill, Inc. from Rascals for fair market value, to be determined in accordance with a formula specified in the Loan Agreement.

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

10-g      Employment Agreement - Michael Margolies dated January 1, 2002. (2)

10-h      Employment Agreement - Eduardo Rodriguez dated January 1, 2002. (2)

10-i. Loan Agreement dated November 6, 2002 among the Registrant, Rodmar Holdings, LLC and Marod Holdings, LLC. (3)

10-j. Promissory Note dated November 6, 2002 issued by the Registrant in favor of Rodmar Holdings, LLC and Marod Holdings, LLC. (3)

10-k. Pledge Agreement dated November 6, 2002 among the Registrant, Rodmar Holdings, LLC and Marod Holdings, LLC. (3)

10-l 2001 Stock and Stock Option Plan - filed as an exhibit to the Registration Statement on Form S-8 (333-76220) and incorporated herein by reference.

10-m 2002 Stock and Stock Option Plan - filed as an exhibit to the Registration Statement on Form S-8 (333-85004) and incorporated herein by reference.

10-n 2002 Equity Incentive Plan - filed as an exhibit to the Registration Statement on Form S-8 (333-101513) and incorporated herein by reference.

10-o Restricted Stock Grant Program - filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

21   Subsidiaries -  Rascals Enterprises, Inc.
                     Rascals Comedy Club Stage Door Grill, Inc.
                     D.E.M. Amusements, Inc.
                     Rascals Cherry Hill, Inc.

99  Section 906 certification - filed herewith
______________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 2001 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 6, 2002 and incorporated herein by reference.

     (c) Reports on Form 8-K

     Report dated November 6, 2002, reporting the sale of property in West Orange and loan of proceeds to Rascals.

ITEM 14. CONTROLS AND PROCEDURES

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



                        Independent Auditors' Report

To the Stockholders and Board of Directors of Rascals International, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Rascals International, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rascals International, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations, stockholders' equity (deficit) and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been repared assuming Rascals International, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bridgewater, New Jersey
April 10, 2003


               Rascals International, Inc. and Subsidiaries
                         Consolidated Balance Sheet
                             December 31, 2002



Assets

 Current Assets
  Cash (Note 1)                         $   31,075
  Deferred charge - current (Note 2)        18,200
  Inventory (Note 1)                        44,259
  Prepaid consulting (Note 3)              220,000
  Prepaid expenses                          10,021
                                         ---------
  Total Current Assets                     323,555

Property and equipment, net
 (Notes 1 and 4)                           137,260

Other Assets
 Liquor licenses, net of accumulated
  amortization of $92,995 (Note 1)         158,105
 Deferred charge, net of current
  portion (Note 2)                         203,127
 Security deposits                          10,343
 Prepaid consulting, net of current
  portion (Note 3)                         275,915
                                         ---------
 Total Other Assets                        647,490
                                         ---------
 Total Assets                            1,108,305
                                         =========

Liabilities and Stockholders' Deficit
 Current Liabilities
  Accounts payable and accrued expenses  1,627,376
  Due to related parties (Note 7)          659,361
  Due to officer (Note 7)                   53,843
  Notes payable (Note 5)                    77,000
  Deferred income (Notes 1 and 10)          36,624
                                         ---------
 Total Current Liabilities               2,454,204

 Notes payable, net of current portion
  (Note 3)                                 242,000
                                         ---------
 Total Liabilities                       2,696,204

Commitments and Contingencies (Note 9)           -

Stockholders' Deficit
 Common stock, authorized 50,000,000
  shares, $.001 par value, 60,787
  shares issued and outstanding
  (Notes 1, 3 and 6)                            61
 Additional paid-in capital              3,680,001
 Accumulated deficit                    (5,267,961)
                                         ---------
 Total Stockholders' Deficit            (1,587,899)
                                         ---------
 Total Liabilities and Stockholders'
  Deficit                              $ 1,108,305
                                         =========



See notes to the consolidated financial statements.



              Rascals International, Inc. and Subsidiaries
                  Consolidated Statements of Operations


                                          Year Ended December 31,

                                          2002             2001
                                       ---------------------------
Net Sales                            $ 4,375,194       $ 4,556,691

Costs and Expenses
 Cost of sales                         1,535,084         1,741,488
 Restaurant operating expenses         1,886,013         1,909,773
 Rent expense - related party (Note 7)   312,000                 -
 Depreciation and amortization
  (Notes 1 and 4)                         54,931            59,782
                                       ---------         ---------
 Total Costs and Expenses              3,788,028         3,711,043

Gross Profit                             587,166           845,648

General and Administrative expenses
 General and administrative expenses   1,779,663         1,162,175
 Stock based compensation (Note 3)       206,867            15,590
                                       ---------         ---------
 Total General and Administrative
  Expenses                             1,986,530         1,177,765

(Loss) From Operations                (1,399,364)         (332,117)

Other Income (Expense)
 Interest expense                        (30,372)          (21,000)
 Other income                             12,887                 -
                                       ---------         ---------
 Total Other (Expense)                   (17,485)          (21,000)

(Loss) Before Income Tax Provision    (1,416,849)         (353,117)

Provision for Income Taxes
 (Note 1 and 8)                              240               480
                                      ----------         ---------
Net Loss                             $(1,417,089)      $  (353,597)
                                      ==========         =========

Earnings (Loss) Per Share (Note 1)
 Earnings (Loss) Per Common Share    $    (27.07)      $    (11.71)
                                      ==========         =========

Earnings Per Share-Assuming Dilution $    (27.07)      $    (11.71)
                                      ==========         =========


Weighted Average Number of Common
 Shares Outstanding                       52,359            30,208





See notes to the consolidated financial statements.



              Rascals International, Inc. and Subsidiaries
         Consolidated Statements of Stockholders' Equity (Deficit)





                                       Additional  Accumulated  Total
                      Common Stock     Paid-in     (Deficit)    Stockholders'
                    Shares     Amount  Capital     Earnings     Equity (Deficit)
-------------------------------------------------------------------------------
Balance-
 December 31, 2000  14,202,422  $14,202 $2,108,962   $(3,497,275) $(1,374,111)

Issuance of
 Common Stock        1,500,000    1,500          -             -        1,500
Stock Issued for
 Loan Extension         50,000       50      9,950             -       10,000

Stock Issued for
 Services               75,000       75      9,300             -        9,375

Related Party Debt
 Forgiveness                 -        -    311,081             -      311,081

Net Loss                     -        -          -      (353,597)    (353,597)
                    ---------------------------------------------------------
Balance-
 December 31, 2001  15,827,422   15,827 $2,439,293  $ (3,850,872) $(1,395,752)
                    ---------------------------------------------------------
Issuance of Common
 Stock               1,416,700    1,417    110,033             -      111,450

Stock Issued for
 Loan Extension        186,000      186     22,134             -       22,320

Stock Issued for
 Services           11,730,000   11,730    906,342             -      918,072

Stock issued for
 conversion of debt
 and accrued
 interest              833,334      833    166,667             -      167,500


Stock issued for
 officer compensation  400,000      400      5,200             -        5,600

Retroactive effect of
 500:1 reverse common
 stock split
                   (30,332,669) (30,332)    30,332             -            -

Net Loss                     -        -          -    (1,417,089)  (1,417,089)
                  -----------------------------------------------------------
Balance-
 December 31, 2002      60,787 $     61 $3,680,001   $(5,267,961) $(1,587,899)
                  ===========================================================



See notes to consolidated financial statements.

               Rascals International, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows


                                          Year Ended December 31,
                                           2002            2001
                                         -------------------------

Cash Flows From Operating Activities
 Net (Loss)                              $ (1,417,089)  $  (353,597)
 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities
  Depreciation and amortization                62,109        59,782
  Stock issued for services                   278,292             -
  mortization of deferred compensation        206,867        15,589
  Decreases (Increases) in Assets
   Deferred charges                          (221,327)            -
   Prepaid expenses                            42,289        13,579
   Other current assets                             -        (1,683)
   Inventory                                    9,557        (5,285)
   Security deposits                              743        (1,913)

  Increases (Decreases) in Liabilities
   Accounts payable and accrued expenses      317,021       268,063
   Deferred income and credits                (33,661)      (64,951)
                                             --------        ------
  Net Cash Used by Operating Activities      (755,199)      (70,416)
                                             --------        ------

Cash Flows From Investing Activities
  Purchase of property and equipment          (40,845)       (22,428)
                                             --------        -------

  Net Cash Used by Investing Activities       (40,845)       (22,428)

Cash Flows From Financing Activities
  Prepayment of notes payable                 (51,310)             -
  Proceeds from notes and loans payable             -        120,000
  Payments on capital lease obligation              -        (12,460)
  Common stock issued                         111,450          1,500
  Proceeds from related party                 659,361              -
  Proceeds from officer, net                   53,843              -
                                             --------        -------
  Net Cash Provided by Financing Activities   773,344        109,040
                                             --------        -------
Net Decrease in Cash and Equivalents          (22,700)       (11,023)

Cash and Equivalents at Beginning of Period    53,775         17,976
                                             --------        -------
Cash and Equivalents at End of Period       $  31,075      $   6,953
                                             ========        =======


See notes to consolidated financial statements.

              Rascals International, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION



 Cash paid during the year for:
      Interest                              $       -       $ 15,727
                                             ========         ======

      Income taxes                          $     480       $      -
                                             ========         ======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2002, the Company converted notes payable of $150,000 as well as accrued interest of $17,500 into common stock.

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



               Rascals International, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1)

Basis of Presentation and Business

     Rascals International, Inc. was organized as a Delaware corporation in 1992. It is currently engaged in the business of operating three comedy clubs in the State of New Jersey. Each club is owned and operated by one of three subsidiaries of Rascals International, Inc.: Rascals Stage Door Grill, Inc., D.E.M., Inc. and Rascals Cherry Hill, Inc. The business plan of Rascals International, Inc. contemplates that it will develop other comedy clubs nationwide, as well as develop ancillary methods of distributing comedic entertainment, such as pay-per-view, Internet, home video, etc.

     These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Rascals International, Inc., the three subsidiaries aforementioned, and Rascals Kendall, Inc., a 75%-owned subsidiary which owned and operated a now-closed club in Kendall, Florida.

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

     The Company has invested considerable time and effort into television and Internet related projects. Revenues plan to be generated through Internet activities in the form of Pay Per View Comedy Webcasts, the sale of merchandise over the Internet and most significantly by the sale of advertising space. The Company has already begun to see modest sales from these ventures and has established the groundwork to enable it to generate significant revenues in the future. The Company owns the rights to Rascal's Comedy Library. This library contains over 200 hours of comedy footage of now famous comedians taped while performing at Rascals. Revenues will be generated through broadcast of this library over the Internet, production of video tapes to be sold at the clubs and over the Internet and by sale of video clips for use in approved third party advertising and productions. IN-Demand, a major television pay-per-view organization, put Rascals Comedy Hour availability into 35 million homes in November of 2001.

    The Company is currently in the process of raising money in the investment community to help fund corporate activities and the expansion of the comedy club chain and growth of its Internet activities. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.


     Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. At December 31, 2002, the Company had no cash equivalents.

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

     Liquor Licenses

     The liquor licenses are amortized over their useful lives of 40 years utilizing the straight-line method. Amortization expense was $6,278 and $7,286 for the years ended December 31, 2002 and 2001, respectively.

     Advertising

     The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2002 and 2001 were $82,277 and $86,913, respectively.

     Concentrations

     The Company maintains cash balances at two financial institutions in New Jersey. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. All cash balances were fully insured at December 31, 2002.

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

     Earnings (Loss) Per Share

     Earnings/(loss) per common share represents the amount of earnings/(loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings/(loss) per share reflects the amount of earnings/(loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings/(loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings/(loss) per share.

     Potential future dilutive securities include 3,200 shares issuable under outstanding warrants as of December 31, 2002. Rascals International, Inc. and Subsidiaries Notes to the Consolidated Financial Statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

     Revenue Recognition

     Revenue from restaurants are recognized when services are provided. Revenues from the comedy clubs are recognized when the show is performed.
The Company is paid by cash or credit card when services are provided, therefore, there are no accounts receivable or allowance for doubtful accounts at the date of these financial statements.

     Reclassification

     Certain accounts in the prior years financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

DEFERRED CHARGE (NOTE 2)

     In August 2002 the Company entered into an agreement for its location in Cherry Hill, New Jersey. As part of the agreement the Company was responsible for renovating the existing club. The agreement calls for the owners of the club to reimburse the Company, for their "investment cost" at 10% of monthly beverage revenues generated in the showroom during scheduled shows.
The agreement is for five years. This Deferred Charge is being amortized over the five year period, with the cost being decreased by any reimbursement.

PREPAID CONSULTING (NOTE 3)

     Prepaid consulting expenses are recorded in connection with common stock issued to consultants for future services and are amortized over the period of the agreement, ranging from one to three years.

PROPERTY AND EQUIPMENT (NOTE 4)

     A summary of property and equipment is as follows:

     Machinery and Equipment  $ 415,205
     Leasehold Improvements     293,305
     Furniture and Fixtures     128,841
                               --------
     Total                      837,351

     Less:  Accumulated
            Depreciation        700,091
                               --------
                             $  137,260
                               ========

     Depreciation expense was $54,931 and $51,956 for the years ended December 31, 2002 and 2001, respectively.

NOTES PAYABLE (NOTE 5)

     Notes payable are as follows:


     Note payable, due November 1, 2008 at 16%
      interest per annum, secured by liquor
      licence on West Orange, NJ club                 $ 119,000

     Note payable, at 18% interest.  Payable as
      follows:
      Effective February 28, 2003, the Company
       shall pay on Monday of each and every week
       thereafter the greater of (a) 90% of pre-tax
       Gross Profit for the prior seven days; or
       (b) 10% of gross receipts for the prior seven
       days; or (c) $2,000.00.  "Gross Profit" is
       defined as the difference between gross
       receipts from all sources and direct
       expense of payroll, promotion and 7% of
       gross receipts due Rascals Cherry Hill.  All
       payments shall be applied first to accrued
       interest, and then to the outstanding Principal
       Amount.  The note is secured by substantially
       all the assets of the Company                    200,000

                                                        -------
     Total                                              319,000


     Less: current maturities                            77,000

                                                        -------
     Notes Payable, net of Current Maturities         $ 242,000
                                                        =======


     Total maturities of long-term debt are as follows:

     Year Ending December 31,

                               2003                   $  77,000
                               2004                     108,000
                               2005                      75,000
                               2006                      25,000
                               2007                      28,000
                               Thereafter                 6,000
                                                       --------
                                                      $ 319,000
                                                       ========

CONVERSION OF LOANS PAYABLE (NOTE 6)

     During the year ended December 31, 2002, notes payable plus accrued interest in the amount of $167,450 were converted into 1,667 shares of the Company's common stock.

TRANSACTIONS WITH RELATED PARTIES (NOTE 7)

     Facilities Rental

     The companies lease their facilities from two entities owned by the families of the Company's executive officers. During the year ended December 31, 2001 the landlord agreed to waive rent for that year. Total rent expense to the entities during the years ended December 31, 2002 and 2001 was $312,000 and $0, respectively.

     In addition to waiving the rent expense for the year ended December 31, 2001, the landlord also agreed to forgive rent prior to 2001, totaling $311,081. In accordance with APB 26, the debt was classified as paid in capital.



                Rascals International, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

TRANSACTIONS WITH RELATED PARTIES (NOTE 7), Continued

     Due to Officer

     During the year an officer of the Company loaned the Company $75,000 as part of a restructure of an existing loan with a note holder. The note is non-interest bearing and has no repayment terms.

     Due to Related Party

     During the year, two entities owned by the families of the Company's executive officers loaned money to the Company from the sale of the West Orange property. The loan calls for interest at 12% and payments of $25,000 monthly, commencing January 2, 2003 to be applied against accrued interest first. The note is due December 31, 2003.

INCOME TAXES (NOTE 8)

     Provision for income taxes consist of the following:

                                          December 31,
                                       2002          2001


Currently Payable
     Federal                          $     -      $     -
     State                                240          480
                                       ------       ------
     Total                            $   240      $   480
                                       ======       ======

     The components of the Company's deferred tax asset is as follows:


     Federal and State Net Operating Losses     $3,503,000
     Deferred Items                                 34,000
                                                 ---------
     Totals                                      3,537,000

     Less:  Valuation Allowance                 (3,537,000)
                                                 ---------
     Net Deferred Tax Asset                     $        -
                                                 =========

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $8,758,000 of which approximately $2,100,000 expires in 2009, $300,000 in 2010, $700,000 in 2011, $300,000 in 2012, $1,000,000 in
2018, $1,200,000 in 2019, $1,580,000 in 2020 $354,000 in 2021 and $1,224 in
2002. Certain of the net operating losses arose prior to various subsidiaries joining the consolidated group and are therefore limited in there usage only against profits of that particular subsidiary. In addition, a change in ownership has occurred with respect to approximately $4,000,000 of the net operating losses and their usage will be severely restricted under the net operating loss limitations provided in section 383 of the Internal Revenue Code.

     Due to the uncertainty of profitable operations, and the restrictions and limitations on the usage of the Company's net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded. At December 31, 2002, the valuation allowance increased $709,000 over the preceding period.

     A reconciliation of the federal statutory tax amount to the Company's actual tax amount for the year ended December 31, 2002 and 2001 is as follows:


            Rascals International, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements


INCOME TAXES (NOTE 8) (Continued)



                                           December 31,
                                      2002            2001
                                     ------------------------

Statutory (Benefit)                 $457,000      $ (120,360)
Loss for Which No Benefit was
 Received                           (433,000)        112,947

Non Deductible Expenses              (24,000)          7,413
                                     -------        --------

Effective Rate                      $      -      $        -
                                     =======        ========

COMMITMENTS (NOTE 9)

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

     The Company entered into a lease in October 2002 for office space in New Jersey under an operating lease through December 31, 2005.

     Minimum future rental payments under noncancellable operating leases as of December 31, 2002 are as follows:

                                     Unrelated          Related Party
                                     --------------------------------
            Year Ending December 31,
                               2003   $ 35,297          $ 312,000
                               2004     35,297                  -
                               2005     35,297                  -
                                       -------            -------
        Total Minimum Future Rentals  $105,891          $ 312,000


     The lease also contain provisions for contingent rental payments based upon increases in taxes, insurance, and common area maintenance expense.

     Total non-related party rent expense was $3,941 and $12,096 for the years ended December 31, 2002 and 2001, respectively.

     Financial Consulting Agreements

     In November 1999, the Company entered into a five year agreement with a consultant to act as a finder for equity and/or debt financing on the Company's behalf. Terms of the agreement provide the consultant with the following fee schedule:


                 Rascals International, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

COMMITMENTS (NOTE 9) (Continued)

        5% of the first $1,000,000
        4% of the consideration between $1,000,001 and $2,000,000
        3% of the consideration between $2,000,001 and $3,000,000
        2% of the consideration between $3,000,001 and $4,000,000
        1% of such consideration in excess of $4,000,000

     In addition, the Company issued 100 warrants to purchase the Company's common stock at $1,000 per share and 100 warrants to purchase the Company's common stock at $750 per share for a total fair value of $77,954. The warrants are issued for a 5 year period and vest immediately. The Company recorded amortization of $15,590 in the statement of operations in both years ended December 31, 2002 and 2001.

DEFERRED INCOME AND CREDITS (NOTE 10)

     The Company sells comedy tickets in advance for certain performances as well as gift certificates. The deferred income recorded by the Company for prepaid tickets and gift certificates was $36,624 at December 31, 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS (NOTE 11)

     The carrying amount of cash, inventory, prepaid expenses, accounts payable and deferred income and credits approximates fair value because of the short maturity of these instruments. The fair value of the Company's capital lease obligations approximates its carrying value and is based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

LIMITATIONS (NOTE 12)

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

OPTIONS AND WARRANTS (NOTE 13)

     Effective December 21, 2001, the Company adopted the 2001 Stock and Stock Option Plan. During 2002 the Company adopted the 2002 Stock and Stock Option Plan and the 2002 Equity Incentive Plan. The terms of the Plans are substantially identical. Under the Plans the Board of Directors is authorized to grant up to 28,000 shares of common stock to employees, directors or consultants. The grants could be made in the form of outright grants of stock, grants of restricted stock, grants of qualified or non-qualified options or grants of performance shares. Through December 31, 2002 a total of 21,620 shares had been granted under the Plans, all in the form of stock grants. No options have been granted under the Plans.

     A summary of the status of the Company's warrants as of December 31, 2002 and changes during the year then ended is presented below:


                Rascals International, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

OPTIONS AND WARRANTS (NOTE 13) (Continued)



                                                     Weighted
                                                     Average
                                                     Exercise
                                          Shares     Price

--------------------------------------------------------------
Outstanding at beginning of year         200        $   875

Granted                                3,000            100

Exercised                                  -              -

Expired
                                       1,000             50
                                       ------          ----
Outstanding at end of year             2,200        $   193
                                       =====           ====

RESTRICTED STOCK GRANT (NOTE 14)

     On March 18, 2002, Rascals' Board of Directors adopted a Restricted Stock Grant Program (the "Program") pursuant to which 17,500 shares of Common Stock were reserved. In April 2002 the restricted shares were issued. In September 2002 17,000 of the restricted shares granted in April 2002 were surrendered and returned to Rascals.

   The shares issued under the Program are subject to the following restrictions:

   1. After 2002 and each of the following four fiscal years (2003 through 2006) one-fifth of the shares granted (the "At-Risk Shares") will be forfeited if Rascals' revenue during the year does not exceed the following thresholds:


                 2002 - $ 3,500,000
                 2003 - $ 4,500,000
                 2004 - $ 5,500,000
                 2005 - $ 6,500,000
                 2006 - $ 7,500,000

   2. All shares held by a Grantee shall be forfeited if his employment by Rascals and his membership on the Board terminates prior to the date the restrictions lapse.

NEW ACCOUNTING PRONOUNCEMENTS (NOTE 15)

     Standards Implemented

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the company's Consolidated Financial Statements.







               Rascals International, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (NOTE 15), Continued

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have a material impact on the company's Consolidated Financial Statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of current business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 effective July 1, 2001.

     SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The company adopted SFAS No. 142 on January 1, 2002.
The new rules also prohibit the amortization of goodwill associated with business combinations that closed after June 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on the company's Consolidated Financial Statements.

    New Standards to be Implemented

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The standard is effective for the company on January 1, 2003. The company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the company's Consolidated Financial Statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value of each period. The company is currently evaluating the possible effect on future Consolidated Financial Statements.

            Rascals International, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements

SUBSEQUENT EVENTS (NOTE 16)

In January 2003, the Company sold 30,000 shares of common stock to the Marod Holdings, LLC and Rodmar Holdings, LLC for $15,000. The sale was made pursuant to the loan agreement in Note 7.

In February 2003, the Company's Board of Directors and shareholders authorized a 1:500 reverse common stock split. The reverse split became effective on March 28, 2003. Accordingly, all common shares and per share data have been restated to reflect the reverse split.

In January 2003 the Company issued 1,213 shares of its common stock to Michael Margolies, its Vice Chairman, as a bonus for services.

In April 2003 the Company issued 7,500 shares of its common stock to an unrelated party in consideration of services performed for the Company.

                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Rascals International, Inc.

        By: /s/ Eduardo Rodriguez
        --------------------------------------------
        Eduardo Rodriguez, Chief Executive Officer

   In accordance with the Exchange Act, this Report has been signed below on April 14, 2003 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eduardo Rodriguez       Chief Executive Officer, Chief
---------------------       Financial Officer, Chief Accounting Officer
    Eduardo Rodriguez

/s/ Michael Margolies       Director
---------------------
    Michael Margolies


                            Director
    Gary Marks



                                 CERTIFICATION

I, Eduardo Rodriguez, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Rascals International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003        /s/ Eduardo Rodriguez
                            Eduardo Rodriguez, Chief Executive Officer
                            and Chief Financial Officer

                *       *       *       *       *




                                  EXHIBIT 99

                    Section 906 Certification

The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Rascals International, Inc.

A signed original of this written statement required by Section 906 has been provided to Rascals International, Inc. And will be retained by Rascals International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

April 14, 2003                    /s/ Eduardo Rodriguez
                                  ------------------------------------
                                  Eduardo Rodriguez (Chief executive
                                  officer and chief financial officer)