Form 10QSB/A
period 2002-03-31
RASCALS INTERNATIONAL INC
filed 2003-05-14
CIK 1107802

U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                               FORM 10-QSB/A
                             (Amendment No. 1)

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



                         AMENDMENT NO. 1

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the period ended March 31, 2002, as set forth on the pages attached hereto:

PART I

     Item 1         Financial Information
     Item 2         Management's Discussion and Analysis


             Rascals International, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheet
                           March 31, 2002



         Assets

 Current Assets
  Cash                                      $    44,372
  Accounts receivable                            56,593
  Inventory                                      57,794
  Prepaid expenses                               65,175
  Prepaid consulting                            655,643
                                              ---------
 Total Current Assets                           879,577

 Property and equipment, net                    139,245
 Other Assets
  Liquor licenses                               201,360
  Security deposits                               9,403
  Other assets                                    1,998
                                              ---------
 Total Other Assets                             212,761
                                              ---------
 Total Assets                               $ 1,231,583
                                              =========

         Liabilities and Stockholders' Deficit

 Current Liabilities
  Accounts payable and accrued expenses     $ 1,258,723
  Notes payable                                 320,310
  Deferred income and credits                    77,191
                                              ---------
 Total Current Liabilities                    1,656,224
                                              ---------
 Commitments and Contingencies

 Stockholders' Deficit
  Common stock, authorized 50,000,000 shares,
   $.001 par value, 27,187,456 shares issued
   and outstanding                               27,187
  Additional paid-in capital                  3,582,906
  Accumulated deficit                        (3,874,023)
  Deferred compensation                         (35,082)
  Prepaid compensation                         (226,629)
  Warrants                                      101,000
                                              ---------
 Total Stockholders' Deficit                   (424,641)
                                              ---------
 Total Liabilities and Stockholders'
  Deficit                                   $ 1,231,583
                                              =========



See notes to the condensed consolidated financial statements.



            Rascals International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations




                                              Three Months Ended
                                                   March 31,
                                            ------------------------
                                               2002          2001
                                            -----------    ----------
Net Sales                                   $ 1,277,871   $ 1,225,738
                                              ---------     ---------

Costs and Expenses
 Cost of sales                                  365,202       426,610
 Restaurant operating expenses                  312,845       445,765
 Rent expense                                    78,000        82,224
 Depreciation and amortization                   12,101         8,211
                                              ---------     ---------
 Total Costs and Expenses                       768,148       962,810
                                              ---------     ---------
 Gross Profit                                   509,723       262,928

 General and Administrative expenses
  General and administrative expenses           379,946       177,908
  Stock conversion expense                      101,000             -
  Stock based compensation                        8,371             -
  Stock issued for consulting services           43,557             -
                                              ---------     ---------
 Total General and Administrative Expenses      532,874       177,908
                                              ---------     ---------

 Income Before Income Tax Provision             (23,151)       85,020

 Provision for Income Taxes                           -             -
                                              ---------      --------
 Net Income                                 $   (23,151)  $    85,020
                                              =========      ========
 Earnings per share
  Earnings Per Common Share                 $      0.00   $      0.01
                                              =========      ========
  Earnings  Per Share - Assuming Dilution   $      0.00   $      0.01
                                              =========      ========
 Weighted Average Number of Common Shares
  Outstanding                                20,904,117    14,252,428
                                             ==========    ==========


See notes to the condensed consolidated financial statements.



              Rascals International, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows




                                         Three Months Ended
                                             March 31,
                                       ----------------------
                                         2002          2001
                                       --------     ---------

Cash Flows From Operating Activities
 Net Income                            $ (23,151)   $  85 020

 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities
   Debt conversion expense               101,000            -
   Depreciation and amortization          12,101        5,103
   Amortization of deferred compensation  61,513            -
   Decreases (Increases) in Assets
    Accounts receivable                   (9,771)     (32,388)
    Prepaid expenses                     (12,865)      (3,274)
    Other assets                            (315)       3,487
    Security deposits                     (3,978)      (7,034)
   Increases (Decreases) in Liabilities
    Accounts payable and accrued
     expenses                           (105,209)     138,029
    Accrued expenses - related party           -        4,306
    Deferred income and credits           (6,906)      32,456
                                         -------      -------
 Net Cash Provided by Operating
  Activities                              12,419      225,705
                                         -------      -------
 Cash Flows From Financing Activities
  Payments of notes and loans payable          -     (142,077)
  Payments on capital lease obligation         -      (20,044)
  Common stock issued                     25,000            -
                                         -------      -------
 Net Cash Provided (Used) by Financing
  Activities                              25,000     (162,121)
                                         -------      -------
 Net Increase in Cash and Equivalents     37,419       63,584
 Cash and Equivalents at Beginning of
  Period                                   6,953       17,976
                                         -------      -------
 Cash and Equivalents at End of Period $  44,372    $  81,560
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


4.   GRANT OF WARRANTS

In consideration for the agreement of a note holder to convert the debt into common stock, the Company issued to the note holder during the first quarter of 2002 a common stock purchase warrant. The warrant permits the holder to purchase up to 500,000 shares of common stock at an exercise price of $.10 per share until December 18, 2002; to purchase up to 500,000 shares of common stock at an exercise price of $.20 per share until December 18, 2003; and to purchase up to 500,000 shares of common stock at an exercise price of $.30 per share until December 18, 2004. As of March 31, 2002, no warrants were exercised. The warrants have been valued at $101,000 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 350% and a risk free interest rate of 2.57%, 3.56% and 4.14% for years one, two and three, respectively.


5.   RESTATEMENT OF FINANCIAL RESULTS

The Company has restated its financial statements for the three months ended March 31, 2002. The restated financial results reflect errors in the classification of $655,643 of prepaid consulting as a contra-equity account, the valuation of warrants issued in consideration for the conversion of debt to equity resulting in a decrease to net income of $101,000, and the erroneous write off of a liability resulting in a decrease to net income of $114,000. The impact of these adjustments on the Company's financial results as originally reported is summarized below.


                              Three Months Ended
                                 March 31, 2002
                             --------------------
                               As            As
                            Reported      Restated
                            --------      --------
Total assets              $   575,940   $ 1,231,583
Accumulated deficit        (3,659,023)   (3,874,023)
Net income (loss)             191,849        90,849
Earnings (loss) per share       0 .01          0.00





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

     Restatement of Balance Sheet and Operating Results

     At the end of 2002, Rascals' management reviewed the financial policies that had been applied in preparing Rascals' quarterly reports during 2002. Primarily as a result of that review, Rascals has restated its financial results for each of the first three quarters of 2002. The items that were restated were:

       - We had originally classified the value of the stock given to consultants on long-term consulting contracts as a contra-equity account. In the restatement, the value is stated as an asset: "Prepaid Consulting."

       - We had originally failed to record the value of warrants we gave to a note holder to induce it to convert its note to equity. That value, $101,000, is classified as "Debt Conversion Expense" on the restated Statement of Operations.

       - We have reviewed the considerations relevant to our write-off of a $114,000 liability, and determined that there was insufficient support for the write-off. It has been reversed in the restated Statement of Operations.


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

   A net loss of $23,151 was realized in the first quarter of 2002, compared to net income of $85,020 for the first quarter of 2001 by 126%. The decrease occured because Rascals' corporate parent incurred a 200% increase in general and administrative expenses, as well as a $101,000 expense attributable to our grant of common stock warrants to induce a debt-holder to convert its debt to common stock. The increase in general and administrative expense was the result, primarily, of general and administrative expenses, expenses attributable to developing our new channels of distribution as well as executive payroll, professional and consulting fees. We expect to report executive payroll and consulting fees in 2002 that are in excess of those we reported in 2001. This will occur in part because of the expansion of our management team and in part because the complexity of our new business plan requires that we obtain the assistance of experienced consultants in implementing the plan. Both of these situations will cause us to incur additional expenses for stock-based compensation during 2002, although the expenses will not affect our cash accounts. In addition, the fact that Rascals became an SEC reporting company in December 2001, which enabled us to have our stock listed on the OTC
Bulletin Board, is likely to result in expenses for professional fees during 2002 that exceed our professional fees in 2001.

   Liquidity and Capital Resources

   Our activities during the first quarter of 2002 resulted in a substantial improvement to our balance sheet. Our working capital deficit improved to ($776,647) from ($1,794,626) at December 31, 2001, a improvement of $1,017,979, and our shareholders equity increased by $1,006,193 to a deficit of ($424,641). While these negative positions remain an obstacle to Rascals' near-term health, our ability to sustain operations for the past two years with larger deficits and our improvements in the recent quarter suggests that we have the resources to carry on until the benefits from our new business plan put us in a position to eliminate the burden of paying prior years' obligations.

   The improvement to our working capital position was produced by a number of events:

   * We issued 7,860,000 shares of common stock to secure the services of consultants. The market value of those shares has been recorded an asset called "prepaid consulting." The asset will be written-down and expensed over the life of the several consulting agreements. $655,643 that will be expensed during the next twelve months has been recorded as a current asset, improving working capital.

   * We used the cash generated by our operations to reduce accounts payable by $105,209.

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

                                     RASCALS INTERNATIONAL, INC.


Date: May 14, 2003                   By:  /s/ Eduardo Rodriguez
                                     --------------------------
                                     Eduardo Rodriguez, Chief Executive
                                      Officer & Chief Financial Officer