Form 10QSB/A
period 2002-06-30
RASCALS INTERNATIONAL INC
filed 2003-05-14
CIK 1107802

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



                                                  AMENDMENT NO. 1

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the period ended June 30, 2002, as set forth on the pages attached hereto:

PART I

     Item 1         Financial Information
     Item 2         Management's Discussion and Analysis




PART 1. FINANCIAL INFORMATION

                Rascals International, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                                June 30, 2002


    Assets

Current Assets
 Cash                                  $     9,574
 Accounts receivable                        57,846
 Inventory                                  66,576
 Prepaid expenses                           70,432
 Prepaid consulting                        628,036
                                         ---------
Total Current Assets                       832,464
                                         ---------

Property and equipment, net                125,444

Other Assets
 Liquor licenses                           199,111
 Security deposits                           9,403
 Other assets                                3,698
                                         ---------
Total Other Assets                         212,212
                                         ---------
Total Assets                           $ 1,170,120
                                         =========

    Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses $   962,773
 Notes payable                             320,310
 Deferred income and credits                73,034
                                         ---------
 Total Current Liabilities               1,356,117
                                         ---------

Non-current taxes payable                  231,840

Commitments and Contingencies                    -

Stockholders' Deficit
 Common stock, authorized 50,000,000
  shares, $.001 par value, 35,937,456
  shares issued and outstanding             35,937
 Additional paid-in capital              4,185,781
 Accumulated deficit                    (3,926,643)
 Deferred compensation                     (30,404)
 Prepaid compensation                     (783,508)
 Warrants                                  101,000
                                         ---------
Total Stockholders' Deficit               (417,837)
                                         ---------
Total Liabilities and Stockholders'
 Deficit                               $ 1,170,120
                                         =========


See notes to the condensed consolidated financial statements.



              Rascals International, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations



                                  Three Months                Six Months
                                     Ended                       Ended
                                    June 30,                    June 30,
                              -------------------         -------------------
                               2002         2001           2002         2001
-------------------------------------------------------------------------------
Net Sales                   $  990,782  $ 1,181,916    $ 2,268,653  $ 2,407,654

Costs and Expenses
 Cost of sales                 338,416      489,958        703,618      930,769
 Restaurant operating expenses 365,261      466,405        678,106      909,985
 Rent expense                   42,055       82,224        120,055      164,448
 Depreciation and amortization  19,028        6,458         31,129       14,670
                              -------------------------------------------------
Total Costs and Expenses       764,760    1,045,045      1,532,908    2,019,872
                              -------------------------------------------------

Gross Profit                   226,022      136,871        735,745      387,782

General and Administrative
 expenses
 General and administrative
  expenses                     196,489      161,224        576,435      243,727
 Debt conversion expense             -            -        101,000            -
 Stock based compensation       38,121            -         46,492            -
 Stock issued for consulting
  services                      44,032            -         87,589            -
                              -------------------------------------------------
Total General and
 Administrative Expenses       278,642      161,224        811,516      243,727
                              -------------------------------------------------
Income (Loss) Before Income
 Tax Provision                 (52,620)     (24,353)       (75,771)    (144,055)

Provision for Income Taxes           -        3,496              -          960
                              -------------------------------------------------
Net Income (Loss)           $  (52,620) $   (20,857)   $   (75,771) $  (143,095)
                              =================================================

Earnings per share
 Earnings (Loss) Per Common
  Share                     $     0.00  $      0.00    $      0.00  $     (0.01)
                              =================================================
Earnings (Loss) Per Share -
 Assuming Dilution          $     0.00  $      0.00    $      0.00  $     (0.01)
                              =================================================

Weighted Average Number of
 Common Shares Outstanding
 Basic                      26,346,165   14,202,422     26,346,165   14,202,422
                            ===================================================
Weighted Average Number of
 Common Shares Outstanding
 Fully Diluted              26,346,165   14,321,422     26,346,165   14,352,422
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


4. GRANT OF WARRANTS

   In consideration for the agreement of a note holder to convert the debt into common stock, the Company issued to the note holder during the first quarter of 2002 a common stock purchase warrant. The warrant permits the holder to purchase up to 500,000 shares of common stock at an exercise price of $.10 per share until December 18, 2002; to purchase up to 500,000 shares of common stock at an exercise price of $.20 per share until December 18, 2003; and to purchase up to 500,000 shares of common stock at an exercise price of $.30 per share until December 18, 2004. The fair value of the warrants on the date they were granted, $101,000, has been recorded as a "debt conversion expense." As of September 30, 2002, no warrants were exercised.


5. RESTATEMENT OF FINANCIAL RESULTS

     The Company has restated its financial statements for the six months ended June 30, 2002. The restated financial results reflect errors in the classification of $628,036 of prepaid consulting as a contra-equity account, the valuation of warrants issued in consideration for the conversion of debt to equity resulting in a decrease to net income of $101,000, and the erroneous writeoff of a liability resulting in a decrease to net income of $114,000.
The impact of these adjustments on the Company's financial results as originally reported is summarized below.


                              Three Months Ended          Six Months Ended
                                 June 30, 2002              June 30, 2002
                             --------------------       --------------------
                               As            As           As           As
                            Reported      Restated     Reported     Restated
                            --------      --------     --------     --------

Total assets              $   542,084   $ 1,170,120   $   542,084  $ 1,170,120
Accumulated deficit        (3,711,643)   (3,926,643)   (3,711,643)  (3,926,643)
Net income (loss)             (52,620)      (52,620)      139,229      (75,771)
Earnings (loss) per share        .000          0.00          0.01         0.00




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

     A net loss of $75,771 was realized in the first six months of 2002, as contrasted with a net loss of $143,095 in the first six months of 2001. The improvement occurred despite the fact that Rascals' corporate parent incurred a 233% increase in general and administrative expenses, including a $101,000 expense attributable to our grant of common stock warrants to induce a debt-holder to convert its debt to common stock. The increase in general and administrative expense was the result, primarily, of expenses attributable to developing our new channels of distribution as well as executive payroll, professional and consulting fees. We expect to report executive payroll and consulting fees in 2002 that are in excess of those we reported in 2001.
This will occur in part because of the expansion of our management team and in part because the complexity of our new business plan requires that we obtain the assistance of experienced consultants in implementing the plan.
Both of these situations will cause us to incur additional expenses for stock-based compensation during 2002, although the expenses will not affect our cash accounts. In addition, the fact that Rascals became an SEC reporting company in December 2001, which enabled us to have our stock listed on the OTC Bulletin Board, is likely to result in expenses for professional fees during 2002 that exceed our professional fees in 2001.


Liquidity and Capital Resources

     Our activities during the first quarter of 2002 resulted in a substantial improvement to our balance sheet. Our working capital deficit improved to ($523,653) from ($1,794,626) at December 31, 2001, a improvement of $1,270,973, and our shareholders equity increased by $1,012,997 to a deficit of ($417,837). While these negative positions remain an obstacle to Rascals' near-term health, our ability to sustain operations for the past two years with larger deficits and our improvements in the recent period suggests that we have the resources to carry on until the benefits from our new business plan put us in a position to eliminate the burden of paying prior years' obligations.

     The improvement to our working capital position was produced by a number of events:


     * We issued 7,860,000 shares of common stock to secure the services of consultants. The market value of those shares has been recorded an asset called "prepaid consulting." The asset will be written-down and expensed over the life of the several consulting agreements. $628,036 that will be expensed during the next twelve months has been recorded as a current asset, improving working capital.

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


                                  RASCALS INTERNATIONAL, INC.


Date: May 14, 2003                By:  /s/ Eduardo Rodriguez
                                  --------------------------------------------
                                  Eduardo Rodriguez, Chief Executive Officer &
                                   Chief Financial Officer