Form 10QSB/A
period 2002-09-30
RASCALS INTERNATIONAL INC
filed 2003-05-14
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1

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

                             AMENDMENT NO. 1

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as set forth on the pages attached hereto:


PART 1.   FINANCIAL INFORMATION

                Rascals International, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                             September 30, 2002




          Assets

Current Assets
 Cash                               $   11,770
 Accounts receivable                    59,882
 Inventory                              69,829
 Prepaid expenses                       19,903
 Prepaid consulting                    555,519
                                      --------
 Total Current Assets                  716,903
                                      --------

Property and equipment, net            138,360

Other Assets
 Liquor licenses                       196,862
 Security deposits                       9,403
 Other assets                            1,998
                                      --------
 Total Other Assets                    208,263
                                      --------
 Total Assets                       $1,063,526
                                      ========

          Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued
  expenses                          $1,041,817
 Notes payable                         453,294
 Deferred income and credits            35,743
                                     ---------
 Total Current Liabilities           1,530,854
                                     ---------

Non-current taxes payable              209,527

Commitments and Contingencies

Stockholders' Deficit
 Common stock, authorized 50,000,000
  shares, $.001 par value, 26,887,456
  shares issued and outstanding         26,888
 Additional paid-in capital          3,341,421
 Accumulated deficit                (4,146,164)
 Warrants                              101,000
                                     ---------
 Total Stockholders' Deficit          (676,855)
                                     ---------
 Total Liabilities and
  Stockholders' Deficit             $1,063,526
                                     =========


See notes to the condensed consolidated financial statements.

              Rascals International, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations



                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                              --------------------     --------------------
                               2002          2001       2002          2001
                             ----------   ---------   --------      --------
Net Sales                   $ 936,700    $ 916,554   $3,205,353    $3,324,208
                             ------------------------------------------------
Costs and Expenses
 Cost of sales                323,944      346,504    1,027,562     1,277,273
 Restaurant operating
  expenses                    424,514      515,216    1,222,675     1,589,649
 Depreciation and
  amortization                 14,351        6,458       45,480        21,128
                             ------------------------------------------------
Total Costs and Expenses      762,809      868,178    2,295,717     2,888,050
                             ------------------------------------------------

Gross Profit                  173,891       48,376      909,636       436,158

General and Administrative
 expenses                     393,412      538,516    1,103,928       782,243

Debt conversion expense             -            -      101,000             -
                              -----------------------------------------------
Total General and
 Administrative Expenses      393,412      538,516    1,204,928       782,243

Loss Before Income Tax
 Provision                   (219,521)    (490,140)    (295,292)     (346,085)

Provision for Income Taxes          -            -            -          (960)
                              -----------------------------------------------
Net Loss                    $(219,521)   $(490,140)   $(295,292)    $(347,045)
                              ===============================================

Loss Per Common Share       $   (0.01)   $   (0.04)   $   (0.01)    $   (0.02)
                              ===============================================
Weighted Average Number of
 Common Shares
   Outstanding - Basic      25,093,223  14,853,997   25,093,223     14,853,997




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

5.   SURRENDER OF SHARES ISSUED TO MANAGEMENT

On September 30, 2002 the two officers of the Company surrendered to the Company shares of the Company's common stock which had been issued to them earlier in the year. Eduardo Rodriguez, the Company's Chairman, surrendered 5,000,000 shares which he had received in April 2002 pursuant to the Company's Restricted Stock Grant Program. Michael Margolies surrendered 3,500,000 shares which he had received in April 2002 under the Company's Restricted Stock Grant Program and 500,000 shares which he had received in January 2002 pursuant to the terms of his employment agreement. In addition, the Margolies Family Trust surrendered 1,000,000 shares which the Company had issued to it in January 2002 pursuant to Mr. Margolies' employment agreement. The surrendered shares have been retired, and the Company's stated capital has been reduced by the amount of capital associated with those shares.

The surrendered shares have been retired, and the Company's stated capital has been reduced by the amount of capital associated with those shares.

6.   RESTATEMENT OF FINANCIAL RESULTS

The Company has restated its financial statements for the nine months ended September 30, 2002. The restated financial results reflect errors in the classification of $555,519 prepaid consulting as a contra-equity account, the valuation of warrants issued in consideration for the conversion of debt to equity resulting in a decrease to net income of $101,000, and the erroneous writeoff of a liability resulting in a decrease to net income of $114,000. The impact of these adjustments on the Company's financial results as originally reported is summarized below.




                              Three Months Ended         Nine Months Ended
                              September 30, 2002         September 30, 2002
                             --------------------       --------------------
                               As            As           As           As
                            Reported      Restated     Reported     Restated
                            --------      --------     --------     --------
Total assets              $   508,007   $ 1,063,526   $   508,007  $ 1,063,526
Accumulated deficit        (3,931,164)   (4,146,164)   (3,931,164)  (4,146,164)
Net income                   (219,521)     (219,521)      (80,292)    (295,292)
Earnings (loss) per share       (0.01)        (0.01)        (0.01)       (0.01)

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding
Rascals International, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     1. Rascals' has negative working capital exceeding $800,000..
        All net funds that we obtain from operations will be used to satisfy debts. Despite considerable efforts during 2002, we have not been able to raise capital by selling securities, thus restricting growth.
     2. The sale of shares by Rascals, if it occurs, will have a dilutive effect on the existing shareholders of Rascals.
     3. We have in recent months initiated a substantially new business plan which may encounter obstacles that cannot be foreseen.
     4. Rascals may not be able to attract the skilled managers it will need in order to expand its operations efficiently.

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

     The most recent result of our new plan was the opening on December 5, 2002 of this year of a new Rascals club in the prestigious Hilton Hotel in Cherry Hill, NJ. All expenses incurred to date for this facility have been paid from operations and were expensed in the 3rd Quarter. David Brenner, well-known comic and TV personality, headlined at this new club on December 12, 13 and 14. We are also in negotiation with a casino in Atlantic City for a Rascals comedy club.

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

     A net loss of $295,292 was realized in the first nine months of 2002, as contrasted with a net loss of $347,045 in the first nine months of 2001. The improvement occurred despite the fact that Rascals' corporate parent incurred a 41% increase in general and administrative expenses, as well as a $101,000 expense attributable to our grant of common stock warrants to induce a debt-holder to convert its debt to common stock. The increase in general and administrative expense was the result, primarily, of expenses attributable to developing our new channels of distribution as well as executive payroll, professional and consulting fees. In 2002 we are reporting executive payroll and consulting fees that are in excess of those we reported in 2001. This has occurred in part because of the expansion of our management team and in part because the complexity of our new business plan requires that we obtain the assistance of experienced consultants in implementing the plan. Both of these situations have caused us to incur additional expenses for stock-based compensation during 2002, although the expenses have not affected our cash accounts. In addition, the fact that Rascals became an SEC reporting company in December 2001, which enabled us to have our stock listed on the OTC Bulletin Board, has resulted in expenses for professional fees during 2002 that exceed our professional fees in 2001.


     Liquidity and Capital Resources

     Our activities during the first nine months of 2002 resulted in a substantial improvement to our balance sheet. Our working capital deficit improved to ($813,951) from ($1,794,626) at December 31, 2001, a improvement of $980,675, and our shareholders equity increased by $753,979 to a deficit of ($676,855). While these negative positions remain an obstacle to Rascals' near-term health, our ability to sustain operations for the past two years with larger deficits and our improvements in the recent period suggests that we have the resources to carry on until the benefits from our new business plan put us in a position to eliminate the burden of paying prior years' obligations.

     The improvement to our working capital position was produced by a number of events:

     * We issued 7,860,000 shares of common stock to secure the services of consultants. The market value of those shares has been recorded an asset called "prepaid consulting." The asset will be written-down and expensed over the life of the several consulting agreements. $555,519 that will be expensed during the next twelve months has been recorded as a current asset, improving working capital.

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

     * We settled our obligation to the landlord of our closed Miami-based property. We had accrued an expense of $137,000 in connection with that liability. The settlement required payment of only $20,000. Accordingly, we recorded a $117,000 reduction in accrued expense, which offset other accrued expenses property.


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

Date:  May 14, 2003                /s/ Eduardo Rodriguez
                                   ----------------------------------
                                   Eduardo Rodriguez, Chief Executive
                                   Officer and Chief Financial Officer