Form 10QSB
period 2003-03-31
RASCALS INTERNATIONAL INC
filed 2003-05-14
CIK 1107802

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                        Commission File No. 0-33145

                        RASCALS INTERNATIONAL, INC.
                --------------------------------------------
               (Name of Small Business Issuer in its Charter)

          Delaware                            84-1195628
   -----------------------------------------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
    incorporation or organization)

          414 Eagle Rock Avenue, Suite 308, West Orange, NJ 07052
          -------------------------------------------------------
                (Address of Principal Executive Offices)

               Issuer's Telephone Number: (973) 243-8080

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

                    May 13, 2003
                    Common Voting Stock: 1,325,528

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]


PART 1.   FINANCIAL INFORMATION



                Rascals International, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                               March 31, 2003

Assets
Current Assets
  Cash                               $   28,087
  Deferred charge - current              24,600
  Inventory                              46,543
  Prepaid consulting                    220,000
                                      ---------
  Total Current Assets                  319,230
                                      ---------

Property and equipment, net             128,903

Other Assets
  Liquor licenses                       155,856
  Security deposits                      10,343
  Prepaid consulting, net of current
   portion                              217,998
  Other assets                            7,500


  Deferred charge, net of current
   portion                              190,577
                                      ---------
  Total Other Assets                    582,274
                                      ---------
  Total Assets                        1,030,407
                                      =========

Liabilities and Stockholders' Deficit
Current Liabilities
  Accounts payable and accrued
   expenses                           1,716,555
  Due to related parties                674,361
  Due to officer                         20,612
  Notes payable                         102,000
  Deferred income and credits            32,794
                                      ---------
  Total Current Liabilities           2,546,322


  Notes payable, net of current
   portion                              240,000
                                      ---------
  Total Liabilities                   2,786,322

  Commitments and Contingencies

  Stockholders' Deficit
   Common stock, authorized
    50,000,000 shares, $.001
    par value, 92,000 shares
    issued and outstanding                   92
   Additional paid-in capital         3,700,429
   Accumulated deficit               (5,456,436)
                                      ---------
  Total Stockholders' Deficit        (1,755,915)
                                      ---------
  Total Liabilities and Stockholders'
   Deficit                          $ 1,030,407
                                      =========

See notes to the condensed consolidated financial statements.

                Rascals International, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations


                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                 2003            2002
                                                 ----            ----
Net Sales                                     $ 1,118,226    $ 1,277,871

Costs and Expenses
 Cost of sales                                    511,468        365,202
 Restaurant operating expenses                    382,255        312,845
 Rent expense                                      38,825         78,000
 Depreciation and amortization                     10,606         12,101
                                                ---------      ---------
 Total Costs and Expenses                         943,154        768,148
                                                ---------      ---------

 Gross Profit                                     175,072        509,723
                                                ---------      ---------
General and Administrative expenses
 General and administrative expenses              300,171        379,946
 Stock based compensation                          57,917          8,371
 Stock issued for consulting services               5,459         43,557
 Debt conversion expense                                -        101,000
                                                ---------      ---------
 Total General and Administrative Expenses        363,547        532,874
                                                ---------      ---------

Income (Loss) Before Income Tax Provision        (188,475)       (23,151)

Provision for Income Taxes                              -              -
                                                ---------      ---------
Net Income (Loss)                             $  (188,475)   $   (23,151)
                                                =========      =========

Earnings per share
 Earnings Per Common Share                    $     (2.60)   $     (0.55)
 Earnings  Per Share - Assuming Dilution      $     (2.60)   $     (0.55)

Weighted Average Number of Common Shares
 Outstanding                                       72,408         41,808



See notes to the condensed consolidated financial statements.

               Rascals International, Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows




                                                 Three Months Ended
                                                      March 31,
                                                --------------------
                                                2003            2002
                                                ----            ----

Cash Flows From Operating Activities
  Net Income (Loss)                         $ (188,475)    $  (23,151)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities
    Debt conversion expense                          -        101,000
    Depreciation and amortization               10,606         12,101
    Amortization of deferred compensation            -         61,513
    Stock based compensation                    57,917              -

   Decreases (Increases) in Assets
    Accounts receivable                              -         (9,771)
    Inventory                                   (2,284)             -
    Prepaid expenses                                 -        (12,865)
    Other assets                                 2,521           (315)
    Security deposits                                -         (3,978)
   Increases (Decreases) in Liabilities
    Accounts payable and accrued expenses       89,179       (105,209)
    Deferred income and credits                 (3,830)        (6,906)
                                              --------       --------
   Net Cash (Used in) Provided by Operating
   Activities                                  (34,366)        12,419
                                              --------       --------

Cash Flows From Financing Activities
  Proceeds from notes and loans payable         23,000              -
  Proceeds from deferred charges                 6,150              -
  Advances - related party                      35,459              -
  Repayment of officer loan                    (33,231)        25,000
                                              --------       --------
   Net Cash Provided by Financing Activities    31,378         25,000
                                              --------       --------
Net Increase (Decrease) in Cash and
 Equivalents                                    (2,988)        37,419

Cash and Equivalents at Beginning of Period     31,075          6,953
                                              --------       --------
Cash and Equivalents at End of Period       $   28,087     $   44,372
                                              ========       ========


See notes to the condensed consolidated financial statements.

               Rascals International, Inc. and Subsidiaries

           Notes to the Condensed Consolidated Financial Statements
               For the Three Month Period Ended March 31, 2003
                               (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2.   STOCK ISSUED

     During the quarter ended March 31, 2003, the Company sold 30,000 shares of common stock to Marod Holdings LLC and Rodmar Holdings LLC for $15,000. The sale was pursuant to the terms of the Loan Agreement dated November 6, 2002, pursuant to which Marod Holdings and Rodmar Holdings loaned $641,204 to the Company.

3.   STOCK ISSUED FOR CONSULTING SERVICES

     During the first quarter of 2003 the Company issued 1,213 shares of common stock to an officer of the Company. The issuance was a bonus in consideration of the officer's services in arranging financing for the Company.

4.   SUBSEQUENT EVENT - ISSUANCE OF SHARES

     In May 2003 the Company issued 1,000,000 shares of its common stock to Rodmar Holdings LLC in satisfaction of $500,000 owed to Rodmar Holdings and Marod Holdings for money loaned in November 2002.

     In April and May 2003 the Company issued 234,000 shares of its common stock to five individuals or entities in consideration of consulting services.

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding
Rascals International, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     1. Rascals lacks the capital necessary to expand its operations.
     2. Our debts exceed the book value of our assets.
     3. Rascals is currently in default in making payments to its secured creditors.
     4. We have initiated a substantially new business plan which may encounter obstacles that cannot be foreseen.
     5. Rascals may not be able to attract the skilled managers it will need in order to expand its operations efficiently.

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

     The most recent result of our new plan was the opening in December 2002 of a new Rascals club in the prestigious Hilton Hotel in Cherry Hill, NJ. David Brenner, well-known comic and TV personality, headlined at the opening of this new club on December 12, 13 and 14. We have recently reached agreement with a joint venture partner for the development of a Rascals comedy club located in a casino in Atlantic City.

     The transitions in our business plan during 2002 resulted in a marked disparity between revenues and expenses. Since our new operations are only in their early stages, we continued to realize substantially all of our net sales from our two New Jersey restaurant/comedy club facilities, and these generate a modest profit. Our gross profit for the first quarter of 2003 was $175,072. However, that gross profit was not sufficient to support the corporate activities involved in developing our new business plan. These widespread efforts to implement new revenue sources resulted in general and administrative expenses during the first quarter of 2003 of $363,547. This was a substantial reduction from the first quarter of 2002; however results in that earlier quarter included a charge of $101,000 that represented the market value of options we issued to a creditor to induce it to convert its debt to Rascals equity.

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

     Liquidity and Capital Resources

     The loss incurred in the first quarter of 2003 had little effect on our cash position, as we were able to increase our accounts payable to offset approximately half of the loss. Operations in the first quarter, therefore, used $34,366 in cash, compared to a contribution of $12,419 in cash from operations in the first quarter of 2002. Our working capital deficit increased from ($2,130,649) at December 31, 2002 to ($2,227,092).

     Our working capital position was improved in May 2003 when we agreed with our primary secured creditors, Marod Holdings LLC and Rodmar Holdings LLC to issue 1,000,000 shares of common stock in satisfaction of $500,000 of debt due to them.

     At the present time, the remainder of our secured notes payable to Marod Holdings and Rodmar Holdings and a secured note given by Rascals Cherry Hill are in default. As a result of the default by Rascals Cherry Hill, the lender has obtained an interest in that subsidiary. In addition, the mortgage on our Ocean facility, which is guaranteed by Rascals, is in default due to Rascals' inability to pay rent to Rodmar Holdings LLC, which owns the premises and is the primary obligor on the mortgage. We are actively seeking outside financing, and we are cautiously optimistic that the promise inherent in our business plan will enable us to obtain the necessary financing. However, if we are unable to obtain outside financing, it is unlikely that we will be able to continue our operations as currently constituted.

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

Item 2.  Changes in Securities

     On March 28, 2003 the Company effected a 1-for-500 reverse split of its common stock.

Item 4.  Submission of Matters to a Vote of Securities Holders

     In February 2003 the shareholders of Rascals authorized an increase in the authorized capital stock and a reverse split of the outstanding common stock. Reference is made to the Information Statements mailed to the shareholders dated February 17, 2003 and February 28, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:  none

     Exhibits:

3-a(1) Certificate of Amendment of Certificate of Incorporation dated March 17, 2003.

99       Section 906 Certification


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RASCALS INTERNATIONAL, INC.


Date: May 14, 2003                 By:  /s/ Eduardo Rodriguez
                                   ----------------------------------
                                   Eduardo Rodriguez, Chief Executive
                                   Officer & Chief Financial Officer

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


Date: May 14, 2003                 /s/ Eduardo Rodriguez
                                   ----------------------------------
                                   Eduardo Rodriguez, Chief Executive
                                   Officer and Chief Financial Officer

                    *       *       *       *       *

                                                    EXHIBIT 3-a(1)

                       CERTIFICATE OF AMENDMENT
                                  OF
                     CERTIFICATE OF INCORPORATION
                                  OF
                      RASCALS INTERNATIONAL, INC.

          RASCALS INTERNATIONAL, INC., a corporation organized and existing under the General Corporation Law of the State of Delaware, does hereby certify:

          FIRST:   That the Board of Directors of the said corporation, by
the unanimous consent of its members, filed with the minutes of the Board, adopted a resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation of said corporation:

          RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered "FOURTH" so that, as amended, said Article be and read as follows:

          'FOURTH: (A)The aggregate number of shares of stock which the Corporation shall have the authority to issue is one hundred and five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock with $.001 par value and five million (5,000,000) shares of Preferred Stock with $.01 par value. The Board of Directors is authorized, subject to limitations prescribed by law and the provisions hereof, to provide for the issuance from time to time of Preferred Stock in one or more series, and by filing a certificate pursuant to '151 of the Delaware General Corporation Law, as amended and supplemented from time to time, to establish the number of shares to be included in each such series, and fix the voting powers, designations, preferences, rights, qualifications, limitations and restrictions of the shares of each such series not fixed hereby. The aforesaid authorization of the Board shall include, but not be limited to, the power to provide for the issuance of shares of any series of Preferred Stock convertible, at the option of the holder or of the Corporation or both, into shares of any other class or classes or of any series of the same or any other class or classes.

          (B) At 8:00 p.m., New Jersey time, on March 28, 2003 (the "Reverse Split Date"), each share of Common Stock of the Corporation issued and outstanding immediately prior to the Reverse Split Date (referred to in this paragraph B as the "Old Common Stock"), automatically and without any action on the part of the holder thereof will be reclassified and changed into two one-thousandths (0.002) of a share of Common Stock of the Corporation, par value $.001 per share, authorized under Paragraph A of this Article Fourth (referred to in this Paragraph B as the "New Common Stock."), subject to treatment of fractional shares described below. Each holder of a certificate(s) representing outstanding shares of Old Common Stock immediately prior to the Reverse Split Date ("Old Certificate(s)") will be entitled to receive, upon surrender of such Old Certificate(s) to the Corporation's transfer agent (the "Agent") for cancellation, a certificate(s) representing one share of New Common Stock for each five hundred shares of the Old Common Stock represented by such Old Certificate(s) (the "New Certificate(s)"). From and after the Reverse Split Date, Old Certificates shall confer no right upon the holders thereof other than the right to exchange them for the New Certificates, pursuant to the provisions hereof. No certificates or scrip representing fractional share interests in New Common Stock will be issued, and no such fractional share interest will entitle the holder thereof to vote, or to any rights of a shareholder of the Corporation. Rather, the Corporation will aggregate all fractions and cause the resulting whole shares to be purchased. Shareholders will receive cash at a rate of Four Dollars and Fifty Cents ($4.50) per share in lieu of any fraction of a share of the New Common Stock that such shareholders would otherwise have received. In the event the Agent determines that a holder of Old Certificate(s) has not tendered all of his Old Certificates to the Agent for exchange, the Agent shall carry forward any fractional share until all Old Certificates of that holder have been presented to the Agent for exchange. From and after the Reverse Split Date the amount of capital represented by each share of the New Common Stock shall be $.001, and the difference between the capital represented by the shares of Old Common Stock and the shares of New Common Stock shall be reclassified as capital surplus, until thereafter reduced or increased in accordance with applicable law."

          SECOND:   That the said amendment has been adopted by the written
consent of the holders of a majority of the issued and outstanding shares of each class of stock of the Corporation.

          THIRD:   That the aforesaid amendment was duly adopted in
accordance with the applicable provisions of Section 242 of the General Corporation Law of Delaware.

          IN WITNESS WHEREOF, said RASCALS INTERNATIONAL, INC. has caused this certificate to be signed by its President and Secretary this 17th day of March, 2003.

                                   RASCALS INTERNATIONAL, INC.

                                   By/s/Eduardo Rodriguez
                                   ------------------------
                                   Eduardo Rodriguez, President
Attest:

/s/Michael Margolies
----------------------------
Michael Margolies, Secretary

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

May 14, 2003        /s/ Eduardo Rodriguez
                    -----------------------------------------------------
                    Eduardo Rodriguez (Chief executive officer and chief
                     financial officer)