Form 10QSB
period 2003-06-30
RASCALS INTERNATIONAL INC
filed 2003-08-18
CIK 1107802

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-33145

                          RASCALS INTERNATIONAL, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in its Charter)

            Delaware                                  84-1195628
 ----------------------------------------------------------------------------
 (State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
  incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          August 18, 2003
                          Common Voting Stock: 4,728,528

Transitional Small Business Disclosure Format (check one):   Yes     No [X]

                    PART 1.   FINANCIAL INFORMATION

              Rascals International, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheet
                              June 30, 2003




Assets

Current Assets
 Cash                                     $        -
 Accounts receivable                          25,597
 Inventory                                    47,296
 Deferred charge - current                    24,600
 Prepaid consulting                          825,820
                                            --------
 Total Current Assets                        923,313
                                            --------

Property and equipment, net                  112,768

Other Assets
 Liquor licenses                             152,856
 Prepaid consulting, net of current portion  766,206
 Security deposits                            10,343
 Other assets                                  8,000
 Deferred charges, net of current portion    184,407
                                           ---------
 Total Other Assets                        1,121,812
                                           ---------
 Total Assets                             $2,157,893
                                           =========

Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses    $1,879,092
 Due to related parties                      249,361
 Notes payable                               102,000
 Deferred income and credits                  30,636
                                           ---------
 Total Current Liabilities                 2,261,089
                                           ---------
 Note payable, net of current portion        244,000
                                           ---------
 Total Liabilities                         2,505,089

 Stockholders' Deficit
  Common stock, authorized 50,000,000
   shares, $.001 par value, 1,905,028
   shares issued and outstanding               1,906
  Additional paid-in capital               5,657,390
  Accumulated deficit                     (6,006,492)
                                           ---------
  Total Stockholders' Deficit               (347,196)
                                           ---------
  Total Liabilities and Stockholders'
   Deficit                                $2,157,893
                                           =========


See notes to the condensed consolidated financial statements.

               Rascals International, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations




                             Three Months Ended           Six Months Ended
                                  June 30,                    June 30,
                              2002        2003           2002         2003
                            ---------------------     -----------------------
                                (Unaudited)                 (Unaudited)

Net Sales                 $ 670,119   $  990,782     $ 1,788,345  $ 2,268,653

Costs and Expenses
 Cost of sales              295,277      338,416         806,745      703,618
 Restaurant operating
  expenses                  281,759      365,261         664,014      678,106
 Rent expense                27,082       42,055          65,907      120,055
 Depreciation and
  amortization               22,877       19,028          33,483       31,129
                           --------------------------------------------------
Total Costs and Expenses    626,995      764,760       1,570,149    1,532,908
                           --------------------------------------------------

Gross Profit                 43,124      226,022         218,196      735,745

General and Administrative
 expenses
 General and administrative
  expenses                  288,433      196,489         588,604      576,435
 Debt conversion expense          -            -               -      101,000
 Stock based compensation   209,372       38,121         267,289       46,492
 Stock issued for
  consulting services        95,375       44,032         100,834       87,589
                           --------------------------------------------------
Total General and
 Administrative Expenses    593,180      278,642         956,727      811,516

Loss Before Income Tax
 Provision                 (550,056)     (52,620)       (738,531)     (75,771)

Provision for Income Taxes        -            -               -            -
                           --------------------------------------------------
Net Loss                  $(550,056)  $  (52,620)     $ (738,531) $   (75,77)
                           ==================================================
Earnings per share
 Earnings (Loss) Per
  Common Share            $   (0.92)  $    (1.00)     $    (0.67) $     (1.44)
                           ==================================================
 Earnings (Loss) Per
  Share - Assuming
  Dilution                $   (0.92)  $    (1.00)     $    (0.67) $     (1.44)
                           ==================================================
Weighted Average Number of
 Common Shares Outstanding
 Basic                      596,372       52,692       1,110,445       52,692
                           ==================================================
Weighted Average Number of
 Common Shares Outstanding
 Fully Diluted              596,372       52,692       1,110,445       52,692
                           ==================================================



See notes to the condensed consolidated financial statements.

                Rascals International, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows





                                             Six Months Ended
                                                  June 30,
                                             2003         2002
                                         -------------------------
                                               (Unaudited)

Cash Flows From Operating Activities    $ (107,529)     $  140,202
                                          --------        --------

Cash Flows From Financing Activities        63,157        (175,000)
                                          --------        --------

Net Decrease in Cash and Equivalents       (31,075)        (34,798)

Cash and Equivalents at Beginning
 of Period                                  31,075          44,372
                                          --------        --------
Cash and Equivalents at End of Period   $        -      $    9,574
                                          ========        ========



















See notes to the condensed consolidated financial statements.

                Rascals International, Inc. and Subsidiaries
          Notes to the Condensed Consolidated Financial Statements
            For the Three and Six Month Periods Ended June 30, 2003
                                (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2.   STOCK ISSUED TO AFFILIATES

     During the quarter ended March 31, 2003 the Company issued 1,213 shares of common stock to an officer of the Company. The issuance was a bonus in consideration of the officer's services in arranging financing for the Company.

     During the quarter ended March 31, 2003 the Company sold 30,000 shares of common stock to Marod Holdings LLC and Rodmar Holdings LLC for $15,000. The sale was pursuant to the terms of the Loan Agreement dated November 6, 2002, pursuant to which Marod Holdings and Rodmar Holdings loaned $641,204 to the Company.

     In May 2003 the Company issued 1,000,000 shares of its common stock to Rodmar Holdings LLC in satisfaction of $500,000 owed to Rodmar Holdings and Marod Holdings for money loaned in November 2002.

3.   STOCK ISSUED FOR CONSULTING SERVICES

     During the quarter ended June 30, 2003 the Company issued 813,500 shares of its common stock to thirteen individuals or entities in consideration of consulting services. 766,500 of those shares were issued in consideration of commitments from the recipients to provide consulting services in the future. The terms of the consulting agreements vary from one to four years. The market value of the common stock on the date of issuance will be recorded as an expense - "stock issued for consulting services" - over the term of each consulting agreement.

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

     The most recent tangible result of our new plan was the opening in December 2002 of a Rascals club in the prestigious Hilton Hotel in Cherry Hill, NJ. David Brenner, well-known comic and TV personality, headlined at the opening of this new club on December 12, 13 and 14. During the Spring of this year, we reached agreement with a joint venture partner for the development of a Rascals comedy club located in a casino in Atlantic City. Other clubs are in the planning and negotiation stage, with some expected to open later in 2003.

     The transitions in our business plan during 2002 resulted in a marked disparity between revenues and expenses. Since our new operations are only in their early stages, we continued to realize substantially all of our net sales from our two New Jersey restaurant/comedy club facilities. Revenue from these club operations fell significantly in the second quarter of 2003, primarily due to the fact that we closed our club in West Orange in June. Nevertheless, our clubs generated a gross profit for the first six months of 2003 of $218,196. However, that gross profit was not sufficient to support the corporate activities involved in developing our new business plan. These widespread efforts to implement new revenue sources resulted in general and administrative expenses during the first six months of 2003 of $956,727. The portion of general and administrative expenses that are payable in cash was not significantly changed between the first six months of 2002 and the first six months of 2003. However, the non-cash expense increased by $133,042, as we incurred $368,123 in expenses for "stock based compensation" and "stock issued for consulting services"during the recent six month period. These non-cash items were significantly less in the first six months of 2002, although we did incur a charge of $101,000 in the earlier period that represented the market value of options we issued to a creditor to induce it to convert its debt to Rascals equity.

     In 2003 we expect a far greater percentage of our revenue to arise from new operations. This will occur because:

     * We closed our West Orange club at the end of June. In recent years that club had produced over 60% of our annual revenue. We have selected a site in Montclair, NJ where we will reopen the club, which will be a full restaurant and show room. Nevertheless, we expect that revenues from this operation will be reduced for the year.

     * We are now realizing revenue from our Cherry Hill hotel-based operation which, albeit far less in amount than revenue from West Orange, produce far greater gross profit margins.

     * We expect that other new club sites, now in the planning or negotiation stage, will open later in 2003 and begin to contribute to revenue. In particular, we will be opening a club at the Resorts Hotel and Casino in Atlantic City.

     * The first three videos licensed from the Rascals Library were introduced to the market for home videos in July 2003. They will be on sale at Best Buy and other national retail chains. Depending on the success of this marketing effort, successive offerings may be made, which could contribute substantially to our operating results.

     These new directions in our operations bode well for the future.
Initial results from these ventures, however, are not likely to be profitable due to start-up costs; so we expect that 2003 will be a year of transition. Our goal is to return to profitability in 2004.

     Liquidity and Capital Resources

     The loss incurred in the first six months of 2003 had a relatively small effect on our cash position. Nearly 50% of the loss was attributable to expenses that are not payable in cash, being stock-based. In addition, we were able to increase our accounts payable to offset approximately 34% percent of the loss. Operations in the first six months, therefore, used $107,529 in cash, compared to a contribution of $140,202 in cash from operations in the first six months of 2002.

     Our working capital deficit decreased from ($2,130,649) at December 31, 2002 to ($1,337,776) at June 30, 2003. The primary factors contributing to the improvement were:


     * The several consulting agreements that we entered into this year resulted in an increase of $605,820 in "prepaid consulting" that will be performed during the next twelve months: and

     * In April 2003 we agreed with our primary secured creditors, Marod Holdings LLC and Rodmar Holdings LLC to issue 1,000,000 shares of common stock in satisfaction of $500,000 of debt due to them.

     At the present time, the remainder of our secured notes payable to Marod Holdings and Rodmar Holdings and a secured note given by Rascals Cherry Hill are in default. In addition, the mortgage on our Ocean facility, which is guaranteed by Rascals, is in default due to Rascals' delinquent rent payments to Rodmar Holdings LLC, which owns the premises and is the primary obligor on the mortgage. We are actively seeking outside financing, and we are cautiously optimistic that the promise inherent in our business plan will enable us to obtain the necessary financing.

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

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:

     Report dated April 29, 2003 regarding exchange by Rodmar Holdings LLC of $500,000 debt for 1,000,000 shares of common stock.

     Exhibits:

     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RASCALS INTERNATIONAL, INC.


Date: August 18, 2003              By:  /s/ Eduardo Rodriguez
                                   ----------------------------------
                                   Eduardo Rodriguez, Chief Executive
                                   Officer & Chief Financial Officer

                     *       *       *       *       *

                  EXHIBIT 31: Rule 13a-14(a) Certification

I, Eduardo Rodriguez, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Rascals International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  August 18, 2003             /s/ Eduardo Rodriguez
                                   ----------------------------------
                                   Eduardo Rodriguez, Chief Executive
Officer

                  *       *       *       *       *


                 EXHIBIT 32: Rule 13a-14(b) Certification

The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Rascals International, Inc.

A signed original of this written statement required by Section 906 has been provided Rascals International, Inc. and will be retained by Rascals International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

August 18, 2003          /s/ Eduardo Rodriguez
                         -------------------------------------------
                         Eduardo Rodriguez (Chief executive officer)