Form 10QSB
period 2003-09-30
RASCALS INTERNATIONAL INC
filed 2003-11-19
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003


[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-33145

                         RASCALS INTERNATIONAL, INC.
               ---------------------------------------------
               (Name of Small Business Issuer in its Charter)

              Delaware                                84-1195628
   ------------------------------------------------------------------------
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
   incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                              November 17, 2003
                        Common Voting Stock: 6,660,028

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART 1.   FINANCIAL INFORMATION

                 Rascals International, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                             September 30, 2003


            Assets
Current Assets
 Cash                               $         -
 Inventory                               23,338
 Deferred charge - current               24,600
 Prepaid consulting                   1,330,030
                                      ---------

            Total Current Assets      1,377,968
                                      ---------

Property and equipment, net              89,891
Other Assets
 Liquor licenses                        152,856
 Prepaid consulting, net of current
  portion                             1,154,144
 Security deposits                       10,343
 Other assets                             8,050
 Deferred charges, net of current
  portion                               178,309
                                      ---------
         Total Other Assets           1,503,702
                                      ---------

         Total Assets                 2,971,561
                                      =========


            Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued
  expenses                            2,026,266
 Due to related parties                 223,604
 Notes payable                          307,000
 Deferred income and credits             30,211
                                      ---------
         Total Current Liabilities    2,587,081
                                      ---------
         Total Liabilities            2,587,081
                                      ---------
Stockholders' Equity
 Common stock, authorized 50,000,000
  shares, $.001 par value,
  5,541,028 shares issued and
  outstanding                             5,541
 Additional paid-in capital           8,364,507
 Accumulated deficit                 (6,655,568)
 Prepaid consulting fees             (1,330,000)
                                      ---------
         Total Stockholders' Equity     384,480
                                      ---------
         Total Liabilities and
          Stockholders'Equity       $ 2,971,561
                                      =========

See notes to the condensed consolidated financial statements.

               Rascals International, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations




                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   2003          2002     2003          2002
                                -----------------------------------------------
                                      (Unaudited)             (Unaudited)

Net Sales                       $ 180,940  $ 936,700   $ 1,969,285  $ 3,205,253
                                  -------    -------     ---------    ---------

Costs and Expenses
 Cost of sales                     81,343    323,944       888,088    1,027,562
 Restaurant operating expenses     58,602    424,514       788,523    1,222,675
 Depreciation and amortization     22,877     14,351        56,360       45,480
                                  -------    -------     ---------    ---------
 Total Costs and Expenses         162,822    762,809     1,732,971    2,295,717
                                  -------    -------     ---------    ---------

Gross Profit                       18,118    173,891       236,314      909,536

General and Administrative
 expenses
 General and administrative
  expenses                        259,948    245,731       848,552      708,166
 Stock based compensation         278,945     75,167       546,234      121,659
 Stock issued for consulting
  services                        128,525     72,514       229,359      160,103
                                  -------    -------     ---------    ---------
 Total General and Administrative
  Expenses                        667,418    393,412     1,624,145      989,928

Loss Before Income Tax Provision (649,300)  (219,521)   (1,387,831)     (80,292)

Provision for Income Taxes              -          -             -            -
                                  -------    -------     ---------    ---------
Net Loss                        $(649,300) $(219,521)  $(1,387,831) $   (80,292)
                                  =======    =======     =========    =========

Earnings per share
 Earnings (Loss) Per Common
  Share                         $   (0.16) $   (4.37)   $    (0.80) $     (2.70)
                                  =======    =======     =========    =========
 Earnings (Loss) Per Share -
  Assuming Dilution             $   (0.16) $   (4.37)   $    (0.80) $     (2.70)
                                  =======    =======     =========    =========

Weighted Average Number of
 Common Shares Outstanding -
 Basic                          3,955,834     50,186     1,716,193       29,707

Weighted Average Number of
 Common Shares Outstanding -
 Fully Diluted                  3,955,834     50,186     1,716,193       29,707





See notes to the condensed consolidated financial statements.

                  Rascals International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows






                                            Nine Months Ended
                                              September 30,
                                            2003         2002
                                          ----------------------
                                              (Unaudited)

Cash Flows From Operating Activities      $ (99,475)  $ 104,327
                                            -------     -------
Cash Flows From Financing Activities         68,400     (67,016)
                                            -------     -------
Cash Flows From Investing Activities              -     (32,494)
                                            -------     -------
Net Decrease in Cash and Equivalents        (31,075)      4,817

Cash and Equivalents at Beginning of
 Period                                      31,075       6,953
                                            -------     -------
Cash and Equivalents at End of Period     $       -   $  11,770
                                            =======     =======































See notes to the condensed consolidated financial statements.

                 Rascals International, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
          For the Three and Nine Month Periods Ended September 30, 2003
                                 (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

     In July 2003 the Company issued 100,000 shares of common stock to each of its executive officers. The shares were issued pursuant to the Company's Employee Stock Purchase Plan in lieu of salary owed to the two executives.

     In August 2003 the Company issued 1,000,000 shares of common stock to each of its executive officers. The shares were issued pursuant to the Company's Restricted Stock Grant Program.

3.   STOCK ISSUED FOR CONSULTING SERVICES

     During the quarter ended June 30, 2003 and the quarter ended September 30, 2003 the Company issued 2,056,000 shares of its common stock to twenty individuals or entities in consideration of consulting services. 1,951,500 of those shares were issued in consideration of commitments from the recipients to provide consulting services in the future. The terms of the consulting agreements vary from one to four years. The market value of the common stock on the date of issuance will be recorded as an expense - "stock issued for consulting services" - over the term of each consulting agreement.

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

     The most recent tangible result of our new plan was the opening in December 2002 of a Rascals club in the prestigious Hilton Hotel in Cherry Hill, NJ. David Brenner, well-known comic and TV personality, headlined at the opening of this new club on December 12, 13 and 14. During the Spring of this year, we reached agreement with a joint venture partner for the development of a Rascals comedy club located in a casino in Atlantic City. However, our inability to provide financing for the development led to the termination of that agreement. Other clubs are in the planning and negotiation stage, with some expected to open in the Spring of 2004.

     The transitions in our business plan during 2002 resulted in a marked disparity between revenues and expenses. Since our new operations are only in their early stages, we continued to realize substantially all of our net sales from our two New Jersey restaurant/comedy club facilities. Revenue from these club operations fell significantly in 2003, primarily due to the fact that we closed our club in West Orange in June. Nevertheless, our clubs generated a gross profit for the first nine months of 2003 of $236,314. However, that gross profit was not sufficient to support the corporate activities involved in developing our new business plan. These widespread efforts to implement new revenue sources resulted in general and administrative expenses during the first nine months of 2003 of $1,624,145. The portion of general and administrative expenses that are payable in cash was not significantly changed between the first nine months of 2002 and the first nine months of 2003. However, the non-cash expense increased by $493,831, as we incurred $775,593 in expenses for "stock based compensation" and "stock issued for consulting services"during the recent nine month period. These non-cash items were significantly less in the first nine months of 2002, although we did incur a charge of $101,000 in the earlier period that represented the market value of options we issued to a creditor to induce it to convert its debt to Rascals equity.

     In 2003 we expect a far greater percentage of our revenue to arise from new operations. This will occur because:

     * We closed our West Orange club at the end of June. In recent years that club had produced over 60% of our annual revenue. We have selected a site in Montclair, New Jersey where we will reopen the club, which will be a full restaurant and show room. Nevertheless, revenues from this operation will be reduced for the year.

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

     These new directions in our operations bode well for the future.
Initial results from these ventures, however, are not likely to be profitable due to start-up costs; so 2003 will be a year of transition. Our goal is to return to profitability in 2004.

     Liquidity and Capital Resources

     The loss incurred in the first nine months of 2003 had a relatively small effect on our cash position. Over 55% of the loss was attributable to expenses that are not payable in cash, being stock-based. In addition, we were able to increase our accounts payable to offset approximately 29% percent of the loss. Operations in the first nine months, therefore, used $99,475 in cash, compared to a contribution of $104,327 in cash from operations in the first nine months of 2002.

     Our working capital deficit decreased from ($2,130,649) at December 31, 2002 to ($1,209,113) at September 30, 2003. The primary factors contributing to the improvement were:
                                     -7-

     * The several consulting agreements that we entered into this year resulted in an increase of $1,110,030 in "prepaid consulting" that will be performed during the next twelve months: and

     * In April 2003 we agreed with our primary secured creditors, Marod Holdings LLC and Rodmar Holdings LLC to issue 1,000,000 shares of common stock in satisfaction of $500,000 of debt due to them.

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

     In October 2003 we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. The Agreement provides that during a two year period, if there is a prospectus available for Cornell Capital Partners to use in reselling the shares into the public market, Rascals may demand that Cornell Capital Partners purchase shares of common stock from Rascals.
Rascals may make a demand no more than once every seven trading days. The maximum purchase price on each demand is $150,000. The aggregate maximum that Rascals may demand from Cornell Capital Partners is $10,000,000. The number of shares that Cornell Capital Partners will purchase after a demand will be determined by dividing the dollar amount demanded by a per share price. The per share price used will be 98% of the lowest daily volume-weighted average price during the five trading days that follow the date a demand is made by Rascals. We expect that the Equity Line of Credit Agreement with Cornell Capital Partners will provide us the funds necessary to properly implement our business plan.

Item 3.  Controls and Procedures

     Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and
procedures as of September 30, 2003.   Based on his evaluation, he concluded
that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Rodriguez performed his evaluation.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities

     In August 2003 Rascals issued a total of 2,000,000 shares of common stock to its two executive officers. The securities were issued in consideration for services to be valued at the market price on the date on which ownership of the shares vests. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Rascals and were acquiring the shares for their own accounts. There were no underwriters.

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:

     Report dated August 5, 2003 regarding the adoption of the Restricted Stock Grant Program, and the grant of 2,000,000 shares thereunder.

     Exhibits:

     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RASCALS INTERNATIONAL, INC.


Date: November 18, 2003            By: /s/ Eduardo Rodriguez
                                   ----------------------------------
                                   Eduardo Rodriguez, Chief Executive
                                   Officer & Chief Financial Officer

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

Date: November 18, 2003            /s/ Eduardo Rodriguez
                                   -----------------------------------
                                   Eduardo Rodriguez, Chief Executive
                                    Officer

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

Date: November 18, 2003  /s/ Eduardo Rodriguez
                         -------------------------------------------
                         Eduardo Rodriguez (Chief executive officer)