Form 10KSB
period 2003-12-31
RASCALS INTERNATIONAL INC
filed 2004-04-16
CIK 1107802

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2003.

                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ___________

                        Commission File No. 0-33145

                        RASCALS INTERNATIONAL, INC.
            ----------------------------------------------------
           (Exact name of the Registrant as specified in Charter)

          Delaware                                    84-1195628
  --------------------------------------------------------------------------
 (State or other jurisdiction                 (I.R.S. Employer ID Number)
  of incorporation or organization)

                 501 Bloomfield Avenue, Montclair, NJ 07042
                 ------------------------------------------
                  (Address of principal executive offices)

      Registrant's Telephone Number, including Area Code: 973-233-1233

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

   State the issuer's revenues for its most recent fiscal year:  $2,352,800.

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

   The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of April 12, 2004 was $1,228,610.

   As of April 12, 2001, the number of shares outstanding of the Registrant's common stock was 18,686,380 shares, $.001 par value.


     Transitional Small Business Disclosure Format:    Yes [ ]   No   [X]

                  DOCUMENTS INCORPORATED BY REFERENCE: None


             FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding Rascals International, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results sug gested in this Report. Among the more significant factors are:

     *  Rascals lacks the capital necessary to expand its operations.
     *  Our debts exceed the book value of our assets.
     * We have committed to issue shares of common stock that one of our creditors will resell to the market until we eliminate $850,000 in debt, which is likely to dilute the value of our common stock.

     Because these and other risks may cause Rascals' actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.
Readers should also take note that Rascals will not necessarily make any public announce ment of changes affecting these forward-looking statements, which should be considered accurate on this date only.

                                   PART 1

Item 1.  BUSINESS

     The Business Plan

     Rascals International, Inc. is the successor to a business operation commenced in 1983. Rascals began with a comedy club and restaurant in West Orange, New Jersey. Until 2003 the West Orange "Rascals" and a sister club/restaurant of the same name in the New Jersey resort area of Ocean Township were the source of substantially all of Rascals' revenue. Nevertheless the success of those clubs in booking and promoting both headliners and rising stars in the field of stand-up comedy made Rascals a name known throughout the comedy industry. Most of today's stars of stand-up comedy made their way to fame appearing at a Rascals Comedy Club.

     In recent years Rascals has acquired new management, a new business plan, and a new determination to exploit the value of the "Rascals" name as leverage for the growth of our company.
Our first effort involved the establishment of a "Rascals Comedy Club" in the Miami area, which copied in essence the operations of our two New Jersey clubs. The expense, however, involved in outfitting a new facility and pushing traffic to a new site exceeded the capacity of our financial resources, and the Miami club was closed in 2000. Spurred on by that experience, however, we have formulated a business plan designed to give Rascals a nationwide presence with a minimum of capital investment. The plan contemplates that we will develop a network of "partners" who recognize the value of the "Rascals" name and our entertain ment offerings in attracting consumers of comedy. In exchange for the opportunity to market to these consumers, our "partners" will provide the other resources necessary to business success.

     The plan to "go national" with the "Rascals" name can be understood in four discernable, albeit interrelated, aspects:

     Hotel-Based Clubs. We are underway with a program of establishing "Rascals Comedy Clubs" in premier hotels throughout the U.S. During 2001 we opened a Rascals in the Crowne Plaza Hotel in Phoenix, and another in the Sheraton Springfield at Monarch Place in Springfield, MA. Both of those clubs have since closed. However, since December 2002 we have operated a Rascals Comedy Club in the Hilton Hotel in Cherry Hill, NJ. We are currently in negotiation with hotels in Tucson, Asbury Park, Atlantic City and Easton, PA. In each of these arrangements the hotel will provide the facility (rent-free) and operate the food and beverage service. We provide the show and the promotion only, keep all admission proceeds, and receive a share of the food and beverage gross revenue.

     Embedded Clubs. Recently we expanded our focus to explore the advantages of locating a Rascals Comedy Club in a destination location where there is a pre-established clientele. We are under contract to open a Rascals Comedy Club next summer in the newly-developed Louisiana Riverwalk in Shreveport/Bossier City. Recently we have also con tracted to open a club in the Palisades Center in West Nyack, New York, which is the second largest shopping mall in the U.S. The relationship described below that we are developing with Banana Joe's Dance Clubs is another example of "embedded clubs."

     Licensed Clubs. At the present time we have granted licenses to two groups which will develop and operate Ras cals Comedy Clubs. One licensee is an investment group who plan to open a club in Jersey City, New Jersey in the second quarter of 2004. The other licensee is owned by members of our management, who are financing the development of a club and restaurant in Montclair, New Jersey to replace our West Orange facility which was closed in the summer of 2003. The Jersey City licensee will pay us a licensing fee and a percentage of gross revenue, and may also pay us fees if we book entertainment for their club. The Montclair licensee will lease back to us the comedy club on a revenue-sharing arrangement similar to our hotel-based clubs.

     The Library. Rascals owns a library of over 200 hours of recorded performances by major comedic entertainers, such as Tim Allen, Rosie O'Donnell and Drew Carey, made before the comedians became famous. In exchange for the opportu nity to appear at Rascals Comedy Club, these entertainers yielded to Rascals the right to market video recordings of their performances at Rascals. This library of videotapes provides Rascals the raw materials from which we can manu facture a limitless supply of comedy products in every audio-visual medium. For example, "The Rascals Comedy Hour" was offered in 35 million homes on pay-per-view television during 2002, and we expect pay-per-view distribution to recommence in the future. In the Summer of 2003 a major distributor to the home video market commenced marketing the first three VHS titles containing comedy performances re corded at Rascals. In addition, Rascals comedy has also been broadcast on the Internet, and on the in-house television channels in 140,000 Hilton hotel rooms.

     In each of these aspects, our goal is to leverage the "brand-equity" of our Rascals tradename by joining forces with another entity which will underwrite the capital-intensive aspects of marketing comedy, such as site construction, publicity or distribution. We believe that in this way we can achieve a national presence for the Rascals name with a modest capital investment.

     Rascals Comedy Clubs

     During 2003 we closed our flagship club and restaurant in West Orange, New Jersey. This year we are closing our other club and restaurant, which was located in Ocean, New Jersey. At the present time, therefore, there is only one Rascals Comedy Club in operation: the Rascals Comedy Club at the Hilton Hotel in Cherry Hill, New Jersey. This facility opened in December 2002. It consists of a comedy room with a seating capacity of 308 in which we produce six shows per week. Our plan is to develop more hotel-based clubs, as resources become available.

     Our agreements with the hotels which host our clubs allocate to Rascals the responsibility for booking, marketing and producing the comedy shows, and allocate to the hotel the responsibility for food and beverage service. Rascals promotes the shows through local media, sells the tickets, and retains 100% of the revenue from ticket sales, from which it pays fees to the enter tainers and to the Rascals personnel involved in producing the show. The hotel collects payment for food and beverage service, and is responsible for supervising the kitchen and wait staff, who are hotel employees. The hotel is also responsible for compliance with liquor laws. Our agreements provide for a percentage of food and beverage revenue to be paid by the hotel to Rascals.

     The primary advantage of a hotel-based club for Rascals is the efficiency of initiating the club's operations. Since we are moving into an established facility, we are required to make only the minimal capital investment necessary to outfit the comedy room in Rascals' trademark decor. In addition, since the hotels in which we locate are already known as entertainment locations in their communities (even if only as a restaurant location), the expense incurred in "attracting traffic" to the site is generally not much greater than the expense we incur in promoting shows at our established sites. Our estimate is that our capital commit ment to a new hotel-based facility, including the working capital required until the club achieves positive cash flow, will generally not exceed $130,000. Occasionally, however, a particular site will be appropriate for a "premier" build-out, which will require a larger investment. This was the case with our club in Cherry Hill, where we installed cherrywood paneling and a state-of-the-art sound system.

     Comedy shows at our clubs generally consist of three performers: one nationally-known headliner, a featured act and a comic master of ceremonies. Our ticket prices range from $8.00 to $35.00, and are determined by the fees we commit to pay the entertainers. Those fees may on occasion include a percentage of our ticket revenues.

     Entertainers are booked for our clubs by independent booking agents. Most of our bookings at present are made by Top Draw
Entertainment. Our relationship with Top Draw is at will. Our fees to Top Draw are based on services provided. As the number of our clubs increases, Rascals should become even more attractive to entertainers due to our ability to offer "block booking."
In a block booking arrangement, we commit to multiple dates at multiple locations in exchange for a reduced fee per show.

     We market our shows through traditional local media: newspaper and radio advertisements, local cable TV commercials, and radio promotions, often involving the performers that will be appearing. In addition, tickets to all of our club locations can be purchased at our Website: www.rascalscomedyclub.com.

     Clubs in Development

     We currently have two new clubs under development, and several in the planning stage. Our club that is being constructed in Montclair, New Jersey includes an attached restaurant and bar.
The club we have designed for the Palisades Center will be located amidst a complex of restaurants, so we will provide beverage service only.

     At the beginning of 2004 we initiated a relationship with two individuals who own a chain of dance clubs. Their best known clubs operate under the names "Banana Joe's" and "Cactus Lounge." We are currently negotiating an arrangement under which we and they will jointly develop projects that will locate a Banana Joe's or a Cactus Lounge next to a Rascals Comedy Club. We expect these combined clubs will be able to attract customers for a full evening's entertainment: a show followed by dancing. Although we have not completed negotiation of the terms of this relationship, we have begun to work with the owners of Banana Joe's in developing these new project. To date we have advanced $825,000 toward the projects. The first of these joint projects opened in March in Jackson, Mississippi. Future joint projects are intended for Omaha, Pittsburgh and Hampton, Virginia.

     We have also entered into a letter of intent that contem plates an agreement under which Rascals would acquire ownership of nine existing Banana Joe's clubs in exchange for cash and Rascals common stock. Negotiations toward that end have paused, however, as we have not been able to secure the funds that we will need to make the acquisition.

     Rascals Comedy Library

     Between 1985 and 1992 Rascals developed a library of video tapes of the comedy performances at its West Orange club. The performers on the videotapes include many who achieved stardom:
Denis Leary, Drew Carey, Jeff Foxworthy, Rosie O'Donnell, Tim Allen, Ray Romano and others. In exchange for the opportunity to appear at Rascals Comedy Club, each of these performers signed a release giving Rascals the right to reproduce and market the videotapes. Until 2002 the videotapes were co-owned by Rascals and Rob Perna d/b/a Stand and Deliver. In 2002 we divided the library, with Rascals retaining over 200 hours of performances.

     Our library provides an inventory of raw material which Rascals intends to use to develop products and content in a variety of media. At the same time, although Rascals is not currently adding to its library of videotapes, the ongoing operations of our comedy clubs is a potential source of addi tional valuable media content. A considerable portion of our energies during 2002, therefore, were devoted to developing outlets for marketing Rascals' comedy outside of our clubs. To date, we have relationships established with powerful marketing partners in two media:

     VHS Recordings. In March 2002 we entered into a Memorandum of Understanding with Razor & Tie Direct L.L.C. Razor & Tie is a music producer with a considerable market presence which has had noteworthy success marketing VHS videos. Razor & Tie advanced to Rascals $50,000 in exchange for our agreement to produce two home videos of performances in the Rascals library, which Razor & Tie agreed to market through direct response channels. The agreement provides that, to the extent that direct response marketing was successful, Razor & Tie would then introduce the videos into retail stores. The agreement provides that Razor & Tie would pay to Rascals and Stand and Deliver 50% of the net profits from sales of the videos. Rascals has given Razor & Tie a one year exclusive license to market the Rascals library in home video format. Razor & Tie can extend the license to five years by paying Rascals a $200,000 advance, provided that it has intro duced at least one Rascals video into retail distribution. In July 2003 Razor & Tie introduced three of our videos into retail distribution.

     Television Pay-Per-View and Video-On-Demand. In the Fall of 2001 we entered into a marketing agreement with iN-DEMAND L.L.C. to market up to 12 programs produced by Rascals. IN-DEMAND is the nation's leading provider of pay-per-view and video-on-demand programming, serving over 1,800 affiliated systems with approxi mately 28 million addressable households subscribing. In each of five months in early 2002, IN-DEMAND broadcast on seven or eight occasions a 55 minute program taken from Rascals' library - one new program each month. The agreement provided that approxi mately 40% of the gross receipts from the broadcasts would be paid to Rascals. The broadcasts were suspended later in 2002, as we negotiated with Stand and Deliver a division of the library. We expect iN-DEMAND to commence broadcasts again in the next few months.

     Employees

     The Company currently employs 25 individuals, of whom 8 are full-time employees. The other 17 employees are primarily hosting staff, wait staff, bartenders, and kitchen employees who work during the performances at our club in Cherry Hill. None of our employees is represented by a union. We believe that our relations with our employees are good.

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

     At the present time, Rascals is insured by a policy which provides $2,000,000 general aggregate liability coverage. as well as a $10,000,000 commercial umbrella policy. The annual premium for our insurance, which includes this liability insurance, is $102,700.

Item 2.  PROPERTIES

  Since February 2004 the executive offices of Rascals
International, Inc. have been located in the building in Montclair, New Jersey where our new Rascals Comedy Club is being built. Our lease for the offices terminates in 2014. We pay a monthly rental of $4,500 for the offices.

  Our Cherry Hill comedy club is located in the Hilton Hotel,
which provides the comedy room to us free of charge.   We will
have a similar arrangement with the owners of the club and restaurant facility being developed in Montclair.

Item 3.  LEGAL PROCEEDINGS

  Rascals International, Inc. v. iCapital Finance Inc.,
Randall Letcavage and Rosemary Nguyen (Court of Common Pleas, Philadelphia County, Pennsyvalia). This action commenced in
August 2003. Rascals alleged that the defendants signed invest ment banking and consulting agreements with Rascals, in which they undertook to perform certain services for Rascals. Rascals further alleges that the defendants failed to perform the services, as a result of which Rascals suffered damages in excess of $1,000,000. The defendants failed to answer the complaint, and a default judgment was entered against them in October 2003. Rascals does not know to what extent, if any, it will be able to enforce the judgment.

  Rascals International, Inc. v. P.A. Whalen and Company,
Inc.. (Superior Court, State of New Jersey). This action commenced in February 2002. The action alleges that Whelan breached a consulting and marketing contract with Rascals. Rascals is demanding that the contract be rescinded. Whelan has counterclaimed alleging breach of the same contract by Rascals, and demanding damages of $99,260.

  William Hannah v. Rascals International, Inc., Eduardo Rodriguez, Michael Margolies and Gary Marks. (Court of Chancery, State of Delaware). This action commenced in February 2003. The plaintiff is a shareholder claiming to represent the shareholders of Rascals as a class. He is also proceeding derivatively on behalf of Rascals against the members of the Board of Directors. The complaint alleges (a) that the directors breached their fiduciary duties in connection with the reverse split of common stock effected in March 2003, (b) that the reverse split as originally structured violated the procedural requirements of Delaware corporation law, and (c) that the directors have engaged in various acts of self-dealing in violation of their fiduciary duties. The complaint demands that the reverse split be en joined, that the alleged acts of self-dealing be voided, that there be an accounting and constructive trust imposed on the fruits of the self-dealing, and damages in an unspecified amount. Rascals and its directors have not yet answered the complaint, but believe that the allegations are without merit. After the complaint was filed, Rascals restructured the reverse split to comply with Delaware corporation law.

  Andrew Freundlich v. Eduardo Rodriguez, Rascals International,
Inc., Robert Jaffe, John Doe and Richard Roe. (Superior Court, Union County, State of New Jersey). The plaintiff claims that moneys are owed to him under the terms of a debenture that Rascals sold to him several years ago. We estimate that the unpaid amount of the debenture is approximately $79,000.

  Stanley Chason v. Eduardo Rodriguez, Michael Margolies,
Rascals Cherry Hill, Inc., D.E.M., Inc., Rascals Comedy Club Stage Door Grill, Inc., Rascals International, Inc., Marod Holdings, LLC and Rodmar Holdings, LLC. (Superior Court, Essex County, State of New Jersey). The plaintiff commenced the action to enforce a promissory note in the principal amount of $200,000 that had been issued by Rascals Cherry Hill, Inc. and guaranteed by the other defendants. Judgment in favor of the plaintiff was entered in July 2003 and a judgment lien against all of Rascals' assets was filed in August 2003. In November 2003 a settlement agreement was executed in which Mr. Chason released his lien on certain assets in exchange for the defendants' promise to pay a total of $265,000. The payments will be made from the proceeds of the sale of Rodmar's real property in Ocean, New Jersey, from the sale of the liquor license used at that property, and by monthly payments of $5,000. Rascals has also issued 1,000,000 shares of its common stock to Mr. Chason, and the proceeds of his sale of those shares will be an offset to the judgment debt.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK
         HOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF
         EQUITY SECURITIES

  (a) Market Information

  Since mid-December, 2001 our common stock has been listed for quotation on the OTC Bulletin Board. It is currently listed under the trading symbol "RSCA.OB." Prior to the reverse split of common stock in March 2003 it was listed under the trading symbol "RASC.OB." The following table sets forth the bid prices quoted for our common stock on the OTC Bulletin Board during the two years ended December 31, 2003 All prices have been adjusted to reflect the 1-for-500 reverse split of common stock effected on March 28, 2003.


                                      Bid
Period:                         High        Low
---------------------------------------------------------
Jan. 1, 2002 - Mar. 31, 2002    $ 65.00    $  35.00
Apr. 1, 2002 - June 30, 2002    $ 40.00    $  20.00
July 1, 2002 - Sep. 30, 2002    $ 25.00    $   5.00
Oct. 1, 2002 - Dec. 31, 2002    $ 35.00    $   2.50

Jan. 1, 2003 - Mar. 31, 2003    $  7.50    $   2.00
Mpr. 1, 2003 - June 30, 2003    $  3.00    $   1.05
July 1, 2003 - Sep. 30, 2003    $  1.55    $    .26
Oct. 1, 2003 - Dec. 31, 2003    $   .60    $    .14






  (b) Shareholders

  Our shareholders list contains the names of 116 registered shareholders of record. Based on recent requests for materials that we mailed to shareholders, we believe that the number of beneficial shareholders exceeds 800.

  (c)  Dividends

  The Company has never paid or declared any cash dividends on its Common Stock and does not anticipate doing so in the foresee able future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

  (d) Sale of Unregistered Securities

    In October 2003 Rascals issued 120,000 shares of common stock to Live Oak Capital LLC. The securities were issued in consideration for services valued at the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose executives had access to detailed information about Rascals and which was acquiring the shares for its own account. There were no underwriters.

    In October 2003 Rascals issued a total of 321,231 shares of common stock to Cornell Capital Partners, LP, Butler Gonzalez
LP and Newbridge Securities Corp. The securities were issued in consideration for services valued at the market value of the shares on the date they were issued. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to entities whose executives had access to detailed information about Rascals and which were acquiring the shares for their own accounts. There were no underwriters.

  In December 2003 Rascals issued 1,000,000 shares of common stock to Stanley Chason. The securities were issued in partial satisfaction of a $265,000 obligation. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Rascals and was acquiring the shares for his own account. There were no underwriters.

  In December 2003 Rascals issued a total of 1,500,000 shares of common stock to Mark Magnusson and Drew Magnusson. The securi ties were issued in satisfaction of an obligation of approximately $155,000. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Rascals and were acquiring the shares for their own accounts. There were no underwriters.

  In December 2003 Rascals issued a total of 1,250,000 shares of common stock to Rodmar Holdings LLC and Marod Holdings LLC. The securities were issued in satisfaction of an obligation of approximately $300,000. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to entities whose executives had access to detailed information about Rascals and which were acquiring the shares for their own accounts. There were no underwriters.

  (e) Repurchase of Equity Securities

  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange
Act during the 4th quarter of 2003.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     At the beginning of 2002 Rascals embarked on a new business plan. While our business through 2001 consisted entirely of the operation of stand-alone restaurant/comedy club facilities, in 2002 we began to develop alternative locations for Rascals' comedy by organizing hotel-based clubs and by granting licenses to utilize the name "Rascals." We also began to develop multiple channels of distribution for the comedic entertainment produced in our clubs, such as home video sales and pay-per-view sales.
As the year progressed, however, it became apparent that our efforts in developing and managing these multiple channels of distribution, though profitable, were not cost-effective. These distribution channels that we developed early in 2002 remain in place, and we expect them to be a source of revenue in the future. However, in the third quarter of 2002 we refocused our attention on the development of new Rascals clubs, both hotel-based and licensed. Our focus today is on developing a sufficient number of clubs to achieve an efficient level of operations.

     The results of our hotel-based operations, which commenced
in the Fall of 2001, have been mixed to date.   Our first two
clubs, one in Springfield, MA and one in Phoenix, AZ, have closed. The Springfield club closed after less than 8 months of operations; the Phoenix club closed after 18 months of operations. Each made a modest contribution to our revenue and incurred relatively insignificant losses, as start-up expenses such as marketing, offset the initial revenues. We closed the clubs when we determined that their growth rate was falling short of our expectations. However, because we had only a very modest capital investment in either club, we were able to quickly cut our losses without damage to the Company's balance sheet. Our experiences in Springfield and Phoenix, though disappointing, lent support to our rationale for entering into hotel-based relationships. The operations require only a modest capital investment, and the measure of their success can be determined relatively quickly.

     The most recent tangible result of our new focus on hotel-based clubs was the opening in December 2002 of a Rascals club in the prestigious Hilton Hotel in Cherry Hill, NJ. During 2003 the Cherry Hill club contributed $261,677 to our revenue and recorded net income of $8,205. We expect that as the community becomes familiar with the club, we will realize increased attendance as well as sales in the special event market (parties, meetings, etc.) which will make Cherry Hill a more profitable operation.

     Recently we have expanded our new direction from hotel-based clubs to clubs in entertainment venues, where a large, pre-existing clientele can be converted into customers of our club. Our first two efforts in this new type of environment are now under contract:

     * During the Summer of 2003 we reached agreement to lease a 7,000 square foot facility in the newly-developed Louisiana Riverwalk Project, a $150 Million entertainment, dining shopping complex in Shreveport/Bossier City, Louisiana.
        If we can obtain the funds necessary to develop the facility, we expect to open a comedy club with beverage and snack service there in the summer of 2004.

     * In December 2003 we signed a ten year lease for 7,000 square feet in the Palisades Center, the second largest retail mall in the United States. Again, if the necessary funds become available, we plan to open a 350-seat comedy club in the Palisades Mall later in 2004.

     The most dramatic example of our new focus on entertainment venues is our ongoing joint venture with JHF Properties, the owners of a chain of dance clubs called either "Banana Joe's" or "Cactus Lounge." In January 2004 we entered into an informal arrangement under which Rascals is contributing funds to JHF Properties, which is using the funds to develop "mega-entertainment complexes, each consisting of a Rascals Comedy Club and a dance club, either a Banana Joe's or a Cactus Lounge. To date Rascals has contributed $825,000 to the project. The first such mega-entertainment complex opened in Jackson, Mississippi at the end of March. Our understanding with JHF Properties is that an additional three complexes will be built. Rascals will own one-third of the equity in these complexes if it contributes no less than $2.9 million to the project. Moreover, it is understood that if Rascals purchases the nine existing Banana Joe's clubs owned by JHF Properties, Rascals will also acquire 100% ownership of the new mega-entertainment complexes. However, there is no contract in effect that formalizes either the arrangement for development of the mega-entertainment complexes or the acquisition of the nine Banana Joe's.

     Our efforts to increase the number of our clubs with a minimal capital commitment have also led us into a number of licensing arrangements. For example, we have given a license to a group which is planning to open a 300-seat "Rascals Comedy Club" in Jersey City, New Jersey during the first quarter of 2004. Rascals provides the group with its plans and designs for the club, consults with the group during the development stage, and will provide bookings for a fee. In return, the licensee pays an initial fee to Rascals and a monthly royalty throughout the ten-year term of the license.

     The transitions in our business plan during 2002 resulted in a marked disparity between revenues and expenses. Since our new operations are only in their early stages, we continued to realize 0ver 86% our net sales from our two New Jersey restaurant/ comedy club facilities. Revenue from these club operations fell significantly in 2003, primarily due to the fact that we closed our club in West Orange in June. Nevertheless, our clubs generated a gross profit in 2003 of $286,470. However, that gross profit was not sufficient to support the corporate activities involved in developing our new business plan. These wide spread efforts to implement new revenue sources resulted in general and administrative expenses during 2003 of $4,516,276. The portion of general and administrative expenses that are payable in cash was significantly reduced from 2002 ($1,779,663) to 2003 ($997,816). However, the non-cash expense increased by $3,312,176, as we incurred $3,519,043 in expenses for "stock based compensation" during 2003.

     In 2003 86% of our revenue came from the two New Jersey restaurant-clubs that we have operated since the 1980s. In 2004 we expect most of our revenue to arise from new operations. This will occur because:

        (1)     We closed our West Orange club and restaurant at
                the end of June. In recent years that club had produced over 60% of our annual revenue. We have also scheduled the closing of our club and restaurant in Ocean, New Jersey for the summer of 2004.  That club produced most of the remaining
                40% of our revenues in recent years.   Each of these
                clubs will be replaced in a nearby location - the West Orange club is being replaced by a new club and restaurant in Montclair, New Jersey. But the Montclair club will be owned by a licensee from Rascals and the replacement for the Ocean club is likely to likewise be built by someone other than Rascals itself.

        (2) We are now realizing revenue from our Cherry Hill hotel-based operation which, albeit far less in amount than revenue from West Orange, will, after its start-up phase is completed, produce far greater gross profit margins.

        (3) Our interest in the mega-entertainment complexes being constructed by JHF Properties will begin to contribute to our revenues in the second quarter of this year.

        (4) The first three videos licensed from the Rascals Library were introduced to the market for home videos in July 2003. They are on sale at Best Buy and other national retail chains. Depending on the success of this marketing effort, succes sive offerings may be made, which could contribte substantially to our operating results.

     These new directions in our operations bode well for the future. Initial results from these ventures, however, are not likely to be profitable due to start-up costs; so 2004 will be a year of transition. Our goal is to return to profitability in 2005.

Liquidity and Capital Resources

     The magnitude of our losses in recent years has not been matched by reductions in cash, as we have used stock grants to pay expenses whenever possible. Nevertheless, our operations during 2002 consumed $755,199 in cash, and our operations in 2003 used $136,418 in cash. Since we began 2002 with virtually no cash, our continued operations for the past two years required that we borrow the funds needed by our operations. For this reason in November 2002 we borrowed $659,361 from Marod Holdings LLC and Rodmar Holdings LLC, two entities which are controlled by our executive officers. To secure the debt Rascals gave the two entities a secured interest in Rascals' restaurant/clubs in Ocean and West Orange, New Jersey.

     In May 2003 Rodmar Holdings and Marod Holdings agreed to accept 1,000,000 shares of Rascals common stock in satisfaction of $500,000 that Rascals owed to them. In December 2003 the remainder of that debt, accrued interest, and certain unpaid rent obligations were satisfied when Rascals issued 1,250,000 shares of its common stock to Rodmar Holdings and Marod Holdings. Both of those transactions served to reduce our working capital deficit and increase our shareholders equity.

     In December 2002 our subsidiary which operates the Rascals
Comedy Club in Cherry Hill borrowed $200,000 for its operations from Stanley Chason. The loan to Rascals Cherry Hill was guaranteed by Rascals International as well as by Marod Holdings, Rodmar Holdings and our two executive officers. When that loan went into default, Mr. Chason obtained a judgment lien on our assets. We have reached an agreement with Mr. Chason releasing the lien, which permits us to close the Ocean operation and sell its liquor license to pay some of our debts. In the agreement Mr. Chason agreed to accept 1,000,000 shares of our common stock in partial satisfaction of the debt. That transaction likewise will increase our shareholders equity.

     The several consulting agreements that we entered into in 2002 and 2003 resulted in a current asset of $1,078,715 on our balance sheet at December 31, 2003. This represents the amount prepaid (by issuance of stock) for services that will be rendered during 2004. That asset will be amortized over that period, and the recorded amount will be an addition to our expenses for that period. In the meantime, however, that current asset helped to reduce our working capital deficit from ($2,130,649) at December 31, 2002 to ($1,333,184) at December 31, 2003.

     On October 8, 2003 Rascals signed an Equity Line of Credit
Agreement with Cornell Capital Partners, LP.   The Equity Line of
Credit Agreement provides that during the two years commencing January 8, 2004 Rascals may demand that Cornell Capital Partners purchase shares of common stock from Rascals. Rascals may make a demand no more than once every seven trading days. The maximum purchase price on each demand is $150,000. The aggregate maximum that Rascals may demand from Cornell Capital Partners is $10,000,000. The number of shares that Cornell Capital Partners will purchase after a demand will be determined by dividing the dollar amount demanded by a per share price. The per share price used will be 98% of the lowest daily volume-weighted average price during the five trading days that follow the date a demand is made by Rascals. Cornell Capital Partners is required by the Agreement to pay each amount demanded by Rascals, unless (a) there is no prospectus available for Cornell Capital Partners to use in reselling the shares, (b) the purchase would result in Cornell Capital Partners owning over 9.9% of Rascals outstanding shares, or (c) the representations made by Rascals in the Agreement prove to be untrue.

     During 2004 Rascals has sold a total of 7,955,121 shares to Cornell Capital Partners pursuant to the terms of the Equity Line of Credit Agreement, and received $650,000 for those shares. In addition, Cornell Capital Partners has made loans to Rascals, the remaining balance of which totals $850,000. The loans will be satisfied at a rate of $50,000 per week by Rascals issuing shares to Cornell Capital Partners under the terms of the Equity Line of Credit Agreement. The number of shares that will be issued in this way will depend on the market price of our common stock from time to time.

     From the funds provided by Cornell Capital Partners, Rascals has advanced $825,000 to JHF Properties to fund the development of the four mega-entertainment complexes that we are developing jointly with JHF Properties. Our understanding with JHF Proper ties calls for Rascals to contribute a minimum of $2,165,000 to the project, in exchange for a 33 % interest in the four complexes. Our interest will increase to 100% if Rascals purchases nine existing clubs owned by JHF Properties. Although we do not have a contract for the purchase of the clubs, it is likely that purchase of the nine clubs would require payment of at least $1,250,000 plus issuance of Rascals common stock. We are currently investigating sources for the funds required for this purpose.

     At the present time, our liquid assets are negligible, while we had over $2.3 million in accounts and notes payable on Decem ber 31, 2003. We also have plans to fund the build-out of three new clubs during 2003 (Palisades, Montclair, and Shreveport) in addition to funding the joint venture with JHF Properties. Our plan is to use the proceeds from our equity line of credit with Cornell Capital Partners to reduce our payables and to fund our building plans. We are also actively seeking alternative sources of capital investment, as the Cornell Capital Partners equity line is not likely to be sufficient for all of our purposes.

Off-Balance Sheet Arrangements

     We do not have any "off-balance sheet arrangements," as defined in the Regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2003, there was only one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was our determination, detailed in Note 8 to the Consolidated Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when Rascals would commence profitable operations.

     We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2003.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7.   FINANCIAL STATEMENTS

     The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AC
          COUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A.  CONTROLS AND PROCEDURES

     Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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


Name                  Age             Position with            Director
                                      the Company              Since
-----------------------------------------------------------------------
Eduardo Rodriguez     42              Chairman, Chief
                                       Executive Officer         1998
                                       Officer, Chief Financial
                                       Officer
Michael Margolies     76              Vice Chairman,
                                       Secretary,2001
                                       Director
Gary Marks            45               Director2000

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

     Gary Marks is currently a partner at Roxiticus Ventures in Bedminster, New Jersey. Prior to joining Roxiticus Ventures, Mr. Marks held senior technology sales and marketing positions at Cybertel, Intel, Conner Peripherals, SyQuest and Western Digital.


Audit Committee

     The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because of the Company's poor financial condition.

Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Compliance with Section 16(a) of the Exchange Act

     None of the directors, officers or beneficial owners of more than 10% of Rascals's common stock failed to file on a timely basis reports required during 2003 by Section 16(a) of the Exchange Act, except as follows: Messrs. Rodriguez and Margolies each failed to file three reports on Form 4 when due, and Mr. Marks failed to file one report on Form 4 when due.

Item 10.  EXECUTIVE COMPENSATION

     This table itemizes the compensation we paid to Eduardo
Rodriguez, who served as our Chief Executive Officer during 2003, and to Michael Margolies, our Vice Chairman. There was no officer whose salary and bonus for services rendered during the year ended December 31, 2003 exceeded $100,000.

                                                       Other
                                 Year     Salary       Compensation
     --------------------------------------------------------------
     Eduardo Rodriguez.......    2003     $145,288 (1)  $ 10,800 (2)
                                 2002       40,000        10,800 (2)
                                 2001       74,400        22,000 (2)

     Michael Margolies.......    2003     $145,288 (1)
                                 2002            0
                                 2001            0
                            ______________________


(1) Represents shares acquired in lieu of salary under the Employee Stock Purchase Plan.
(2) Represents premiums paid for health insurance and payments made to supply Mr. Rodriguez with an automobile.



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

          At the same time as the employment agreements, an "Affiliation Agreement" was made among Rascals, Mr. Rodriguez and Mr. Margolies. The stated consideration for Rascals' covenants in the Affiliation Agreement was Mr. Margolies' agreement to partic ipate in the refinancing of the New Jersey mortgages. The Affiliation Agreement provides, with respect to both Mr. Rodri guez and Mr. Margolies, that as long as he or his family own one percent of Rascals, he will be nominated at any election of Board members. The Affiliation Agreement further provides that until December 31, 2006 the salary and benefits paid to Mr. Margolies will equal no less than 60% of the salary and benefits paid to Mr. Rodriguez;
that Rascals will not issue stock to Mr. Rodriguez or Mr. Margolies or their families without the consent of the other; and that neither
Mr. Rodriguez nor Mr. Margolies will sell any Rascals shares without affording the sale opportunity to the other of them.


          Restricted Stock Grant Program and Surrender of Shares

          On August 5, 2003, Rascals' Board of Directors adopted a Restricted Stock Grant Program (the "Program") pursuant to which
2,000,000 shares of Common Stock were reserved. On the same day, the restricted shares were issued as follows:

         Eduardo Rodriguez       - 1,000,000 shares
         Michael Margolies       - 1,000,000 shares

     The shares issued under the Program are subject to the following restrictions:

     1.  After 2003 and each of the following four fiscal years
(2004 through 2007) one-fifth of the shares granted (the "At-Risk
Shares") will be forfeited if Rascals' revenue during the year does not exceed the following thresholds:

         2003  - $ 1,000,000
         2004  - $ 1,500,000
         2005  - $ 2,000,000
         2006  - $ 2,500,000
         2007  - $ 3,000,000

     2. All shares held by a Grantee shall be forfeited if his employment by Rascals terminates prior to the date the restrictions lapse.

     3. The shares granted under the Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. These restrictions will lapse with respect to any At-Risk Shares that are not forfeited as described above.

     4. The restrictions shall also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability,
(ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a major ity of the Board who have not been approved by the existing Board.

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

     Employee Stock Purchase Plan

     In July 2003 Rascals Board of Directors adopted the 2003 Employee Stock Purchase Plan. Each employee of Rascals who is either an executive officer or a manager was eligible to participate in the Plan. The Plan permitted participants to purchase Rascals common stock through payroll deductions. The purchase price was 85% of market value. 500,000 shares were included in the Plan, and all have been purchased as follows: 245,750 shares by Eduardo Rodriguez, 245,750 shares by Michael Margolies, and 8,500 share by Rascals' Director of Operations.

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

     There are 18,686,380 shares of our common stock outstanding on the date of this Report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                                    Amount and
                                    Nature of
Name and Address                    Beneficial             Percentage
of Beneficial Owner(1)              Ownership(2)           of Class
--------------------------------------------------------------------------
Eduardo Rodriguez                 3,533,404(3)(4)            18.9%
Michael Margolies                 3,528,963(3)(4)            18.9%
Gary Marks                           25,750                   0.1%

All Officers and Directors
As a Group (3 persons)            4,810,905(3)(4)            25.7%
     ____________________________________

     (1) Except as noted, the address of all shareholders is c/o Rascals International, Inc., 501 Bloomfield Avenue, Montclair, NJ 07042
     (2)  All shares are owned of record unless otherwise indicated.
     (3) The shares beneficially owned by Messrs. Rodriguez and Margolies each include 1,000,000 shares subject to the terms of the Restricted Stock Grant Program.
     (4) The shares beneficially owned by Messrs. Rodriguez and Margolies each include 1,638,606 shares owned of record by Rodmar Holdings, LLC and 638,606 shares owned of record by Marod Holdings, LLC. Mr. Rodriguez and Mr. Margolies are the two Managers of Rodmar and of Marod. Mr. Rodriguez' wife owns a 50% interest in Rodmar and a 50% interest in Marod in trust for their minor children. The remaining 50% interest in each LLC is owned by The Margolies Family Trust.
          The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children.


Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2003.

                                               Weighted       Number of
                             Number of         average        securities
                             securities        exercise       remaining
                             to be issued      price of       available for
                             upon exercise of  outstanding    future issuance
                             outstanding       options,       under equity
                             options, warrants warrants       compensation
                             and rights        and rights     plans
                             ------------------------------------------------

Equity compensation plans
 approved by security
 holders..........                   0            --              0

Equity compensation plans not
 approved by security
 holders*.........                   0            --          6,380
                              -----------------------------------------------
 Total..............                 0            --          6,380
                              ===============================================


     Our Board of Directors has adopted three equity compensation plans without shareholder approval under which shares remain available for issuance. The three plans are identical in their material terms. They permit the Board to award to employees, directors or consultants
(other than consultants whose services to Rascals are related to capital-raising transactions) stock, restricted stock, stock options or performance shares.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Refinance

     On December 31, 2001, the management and affiliates of Rascals completed a refinancing of the mortgages on the proper ties in West Orange, New Jersey and Ocean Township, New Jersey on which Rascals Comedy Clubs were located (the "Realty"). The refinanced mortgage loan was a two-year loan in the principal amount of $2,250,000. As a condition to its willingness to complete the refinancing, the mortgagee received personal guarantees of the loan from Michael Margolies and his wife and Eduardo
Rodriguez and his wife.

     In order to induce Mr. Margolies and his wife to assist in the refinancing, including giving a personal guarantee of the mortgage loan, Rascals and Mr. Rodriguez entered into the Affiliation Agreement with Mr. Margolies. In addition, Mr. Margolies acquired the greater part of the interest that Mark Magnusson had held in Rascals and all of his interest in the Realty. Specifically:

     * Mr. Magnusson agreed to the assignment of the Realty by Comrest and W.H.R. Realty, two general partnerships comprised of Mr. Magnusson and Eduardo Rodriguez, Ras cals President, to Marod Holdings, L.L.C. ("Marod") and Rodmar Holdings, L.L.C. ("Rodmar"). The members of Marod and Rodmar are Mr. Rodriguez' spouse (in trust for their minor children) and the Margolies Family Trust. The Managers of Marod and Rodmar are Messrs. Eduardo Rodriguez and Michael Margolies, who are members of Rascal's Board). In consideration of his agreement to the transfer, the Margolies Family Trust paid Mr. Magnusson $24,000 and promissory notes for $56,000.

     * Rascals, Marod and Rodmar agreed that the leases of the Realty to Rascal's subsidiaries would continue in effect and unchanged.

     * The Margolies Family Trust purchased four thousand shares of Rascals common stock from Mark Magnusson for $96,000.

     * Comrest and W.H.R. Realty, the previous landlords of the Realty, released Rascals from past debts, primarily unpaid rental, totaling approximately $570,000.

     *  Rascals reaffirmed the agreement it had made with Mr.
        Magnusson dated January 24, 2001, and agreed to commence paying Mr. Magnusson $1,500 per week without interest until the debt of $114,000 was satisfied.

     Sale and Lending

     On September 26, 2002 Marod Holdings, LLC sold to Commerce Bank the land and buildings at 425 Pleasant Valley Way in West Orange, New Jersey. D.E.M., Amusements, Inc., a subsidiary of Rascals, by lease from Marod Holdings, carried on the operation of a restaurant and comedy club on those premises. By arrangement with Commerce Bank, D.E.M. Amusements, Inc. continued to carry on that business until June 2003, at which time D.E.M. Amusement's lease for the premises expired.

     Marod utilized a portion of the proceeds of the sale of the West Orange property to reduce the principal amount of the mortgage held by Hudson United Bank on the West Orange premises
as well as on the premises in Ocean.   The mortgage loan encumbering
the properties was reduced from a principal amount of approximately $2,250,000 to a principal amount of approximately $1,250,000.
That amount was retired in December 2003 when Rodmar sold the property in Ocean Township, New Jersey where Rascals other club and restaurant complex was located.

     Upon completion of the sale of the West Orange property, Marod Holdings assigned to Rodmar Holdings a beneficial interest in a portion of the proceeds from the sale. Marod Holdings and Rodmar Holdings subsequently loaned to Rascals a total of $659,361. Rascals used the proceeds of the loan primarily to reduce its outstanding payables. The Loan Agreement provided for the sale to each of Rodmar Holdings and Marod Holdings of fifteen thousand shares of Rascals's common stock for a price of $7,500.

     In consideration of the loan, Rascals entered into a Loan Agreement and a Pledge Agreement with Rodmar Holdings and Marod Holdings, and Rascals executed a Promissory Note in favor of Rodmar Holdings and Marod Holdings. The Promissory Note was in the principal amount of $641,204 and bore interest at twelve percent per annum. The Promissory Note called for payment of $25,000 per month, commencing on January 2, 2003, with payment of the unpaid balance of the Note on December 31, 2003. In May 2003 Rascals reduced its obligation under the Promissory Note by $500,000 by issuing 1,000,000 shares of common stock to Rodmar Holdings, LLC. In December 2003 Rascals satisfied the remainder of the obligation on the Promissory Note and other debts to Rodmar Holdings and Marod Holdings by issuing them 1,250,000 shares of common stock.

     The members of Marod Holdings and Rodmar Holdings are the spouse of Eduardo Rodriguez (in trust for their minor children) and the Margolies Family Trust. The Managers of Marod Holdings and Rodmar Holdings are Messrs. Eduardo Rodriguez and Michael Margolies, who are members of Rascals's Board of Directors.

     Rascals Montclair, Inc.

     In June 2003 Rascals' lease for the property in West Orange,
New Jersey on which Rascals operated a club and restaurant terminated. For several months, Rascals' management looked for a location where the club and restaurant could be reopened.
However, because of Rascals lack of capital, landlords were unwilling to rent space to Rascals on favorable terms and contractors were unwilling to extend credit to Rascals for construction of the new facility. Therefore Eduardo Rodriguez and Michael Margolies, Rascals' officers, organized Rascals Montclair, Inc., which is owned by The Margolies Family Trust, the Rodriguez Family Trust and
Jerry Pontones, Rascals' General Manager. Rascals Montclair, Inc. has entered into a lease for space in Montclair, New Jersey where a replacement for the West Orange club and restaurant will be opened.

     Rascals has entered into a licensing agreement with Rascals Montclair, Inc., similar to the licensing agreement it has made in connection with the owners of the Rascals Comedy Club being
built in Jersey City.   The agreement permits Rascals Montclair
to use the Rascals name and its club style. After the facility is constructed, however, Rascals Montclair will lease the comedy club alone to Rascals International. That arrangement will be similar to our arrangement with the hotels which have housed our comedy clubs, as we will receive the revenue from the club and a share of the revenue from the restaurant and bar.

     The lease arrangement between Rascals and Rascals Montclair requires Rascals to advance the funds needed to develop the comedy room. During 2003 Rascals advanced $44,000 to Rascals Montclair, Inc. for this purpose. In 2004 Rascals has advanced an additional $318,000 to Rascals Montclair for this purpose.

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

Consolidated Statements of Cash Flows                  F-5

Notes to Consolidated Financial Statements             F-7

     (b) Exhibit List

3-a Articles of Incorporation, as amended through December 11, 2001. (1)

3-a(1) Certificate of Amendment to Articles of Incorporation dated March 17, 2003 - filed as an exhibit to the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 and incorporated herein by reference.

3-b       By-laws. (1)

10-a Affiliation Agreement dated December 31, 2001 among Ras cals International, Inc., Edward Rodriguez and Michael
          Margolies. (2)

10-b      Employment Agreement - Michael Margolies dated January 1,
          2002. (2)

10-c      Employment Agreement - Eduardo Rodriguez dated January 1,
          2002. (2)

10-d      Restricted Stock Grant Program - filed as an exhibit to
          the Current Report on Form    8-K dated August 5, 2003 and
          incorporated herein by reference.

10-e Equity Line of Credit Agreement with Cornell Capital Partners dated October 8, 2003 - filed as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-111296) and incorporated herein by reference.

21  Subsidiaries -  Rascals Comedy Club Stage Door Grill, Inc.
                    D.E.M. Amusements, Inc.
                    Rascals Cherry Hill, Inc.

31  Rule 13a-14(a) Certification

32  Rule 13a-14(b) Certification
_____________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 2001 and incorporated herein by reference.

    (c) Reports on Form 8-K

    None

Item 14       PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Audit Fees

  Rosenberg Rich Baker Berman & Company billed $26,865 to the Company for professional services rendered for the audit of our 2003 financial statements and review of the financial statements included in our reports on Form 10-QSB for the first three quarters of 2003.

  Audit-Related Fees

  Rosenberg Rich Baker Berman & Company billed $0 to the Company in 2003 for assurance and related services that are reasonably related to the performance of the 2003 audit or review of the quarterly financial statements.

  Tax Fees

  Rosenberg Rich Baker Berman & Company billed $0 to the Company in 2003 for professional services rendered for tax compliance, tax advice and tax planning.

  All Other Fees

  Rosenberg Rich Baker Berman & Company billed $0 to the Company in 2003 for services not described above.

   It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

                       Independent Auditors' Report

                To the Stockholders and Board of Directors of Rascals International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Rascals International, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rascals International, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations, stockholders' equity (deficit) and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
April 10, 2003



                 Rascals International, Inc. and Subsidiaries
                         Consolidated Balance Sheet
                             December 31, 2003




Assets

Current Assets
 Cash (Note 1)                        $        70
 Inventory (Notes 1)                        8,938
 Prepaid consulting (Note 3)            1,078,715
                                        ---------
 Total Current Assets                   1,087,723
                                        ---------

Property and equipment, net
 (Notes 1 and 4)                           47,237

Other Assets
 Liquor licenses, net of accumulated
  amortization of $99,273 (Note 1)        151,827
 Security deposits                          2,500
 Prepaid consulting, net of current
  portion (Note 3)                        651,134
                                        ---------
 Total Other Assets                       805,461
                                        ---------
 Total Assets                           1,940,421
                                        =========

Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses  2,056,982
 Due to officer (Note 8)                   15,143
 Notes payable (Note 5)                   317,000
 Deferred income (Notes 1 and 11)          31,782
                                        ---------
 Total Current Liabilities              2,420,908
                                        ---------
Commitments and Contingencies (Note 10)

Stockholders' Deficit
 Common stock, authorized 100,000,000
  shares, $.001 par value, 10,731,731
  shares issued and outstanding
  (Notes 1, 3 and 6)                       10,732
 Additional paid-in capital             9,248,360
 Accumulated deficit                   (9,739,578)
                                        ---------
 Total Stockholders' Deficit             (480,486)
                                        ---------
 Total Liabilities and Stockholders'
  Deficit                             $ 1,940,421
                                        =========



See notes to the consolidated financial statements.



               Rascals International, Inc. and Subsidiaries
                  Consolidated Statements of Operations



                                              Year Ended December 31,
                                                 2003         2002
                                              -----------------------


Net Sales                                    $ 2,352,800   $ 4,375,194

Costs and Expenses
 Cost of sales                                   981,096     1,535,084
 Restaurant operating expenses                   958,569     1,886,013
 Rent expense - related party (Note 8)           114,477       312,000
 Depreciation and amortization (Notes 1 and 4)    12,188        54,931
                                               ---------     ---------
 Total Costs and Expenses                      2,066,330     3,788,028
                                               ---------     ---------

Gross Profit                                     286,470       587,166
                                               ---------     ---------

General and Administrative expenses
 General and administrative expenses             997,233     1,779,663
 Stock based compensation (Note 3)             3,519,043       206,867
                                               ---------     ---------
 Total General and Administrative Expenses     4,516,276     1,986,530
                                               ---------     ---------

(Loss) From Operations                        (4,229,806)   (1,399,364)
                                               ---------     ---------
Other Income (Expense)
 Interest expense                               (167,057)      (30,372)
 Other income                                      8,043        12,887
 Loss on disposal of fixed assets                (82,361)            -
                                               ---------     ---------
 Total Other (Expense)                          (241,375)      (17,485)
                                               ---------     ---------

(Loss) Before Income Tax Provision            (4,471,181)   (1,416,849)
Provision for Income Taxes (Note 1 and 9)            436           240
                                               ---------     ---------
Net Loss                                     $(4,471,617)  $(1,417,089)
                                               =========     =========

Earnings (Loss) Per Share (Note 1)
Earnings (Loss) Per Common Share             $     (1.51)  $    (27.07)
                                                ========     =========

Earnings  Per Share - Assuming Dilution      $     (1.51)  $    (27.07)
                                                ========     =========
Weighted Average Number of Common Shares
 Outstanding                                   2,953,237        52,359
                                               =========     =========


See notes to the consolidated financial statements.



                 Rascals International, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Deficit)



                                                                   Total
                         Common Stock      Additional              Stockholders'
                      -------------------  Paid-in    Accumulated  Equity
                       Shares     Amount   Capital    (Deficit)    (Deficit)
                      ----------------------------------------------------------
Balance-
 December 31, 2001   15,827,422  $ 15,827  $2,439,293 $(3,850,872)  $(1,395,752)

Issuance of Common
 Stock                1,416,700     1,417     110,033           -       111,450

Stock Issued for Loan
 Extension              186,000       186      22,134           -        22,320

Stock Issued for
 Services            11,730,000    11,730     906,342           -       918,072

Stock issued for
 conversion of debt
 and accrued interest   833,334       833     166,667           -       167,500

Stock issued for
 officer compensation   400,000       400       5,200           -         5,600

Retroactive effect of
 500:1 reverse common
 stock split        (30,332,669)  (30,332)     30,332           -             -

Net Loss                      -         -           -  (1,417,089)   (1,417,089)
                     ----------------------------------------------------------
Balance -
 December 31, 2002       60,787  $     61  $3,680,001 $(5,267,961)  $(1,587,899)

Issuance of Common
 Stock                  120,000  $    120  $   59,880 $         -   $    60,000

Stock Issued for
 Services             3,279,444     3,279   2,964,501           -     2,967,780

Stock issued for
 conversion of debt
 and accrued interest 4,780,000     4,780     901,732           -       906,512

Stock issued for
 officer compensation 2,491,500     2,492   1,642,246           -     1,644,738

Net Loss                      -         -           -  (4,471,617)   (4,471,617)
                      ---------------------------------------------------------
Balance -
 December 31, 2003   10,731,731   $10,732  $9,248,360 $(9,739,578)  $  (480,486)
                      =========================================================


See notes to consolidated financial statements.



                 Rascals International, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



                                                Year Ended December 31,
                                                 2003            2002
                                               -------------------------
Cash Flows From Operating Activities
 Net Loss                                      $(4,471,617)  $(1,417,089)
 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities
  Depreciation and amortization                     18,466        62,109
  Stock issued for services                      2,539,939       278,292
  Amortization of deferred compensation            979,104       206,867
  Loss on sale of assets                            82,361             -
  Decreases (Increases) in Assets
   Deferred charges                                221,327      (221,327)
   Prepaid expenses                                 10,021        42,289
   Inventory                                        35,321         9,557
   Security deposits                                 7,843           743
  Increases (Decreases) in Liabilities
   Accounts payable and accrued expenses           445,659       317,021
   Deferred income and credits                      (4,842)      (33,661)
                                                 ---------     ---------
  Net Cash Used by Operating Activities           (136,418)     (755,199)
                                                 ---------     ---------

Cash Flows From Investing Activities
 Purchase of property and equipment                 (4,526)      (40,845)
                                                 ---------     ---------
  Net Cash Used by Investing Activities             (4,526)      (40,845)
                                                 ---------     ---------
Cash Flows From Financing Activities
 Repayment of notes payable                         (2,000)      (51,310)
 Repayment on officer loans                        (38,700)            -
 Proceeds from common stock issued                  60 000       111,450
 Proceeds from related party                        90,639       659,361
 Proceeds from officer                                   -        53,843
                                                 ---------     ---------
  Net Cash Provided by Financing Activities        109,939       773,344
                                                 ---------     ---------

Net (Decrease) in Cash and Equivalents             (31,005)      (22,700)

Cash and Equivalents at Beginning of Period         31,075        53,775
                                                 ---------     ---------
Cash and Equivalents at End of Period          $        70   $    31,075
                                                 =========     =========



See notes to consolidated financial statements.


                Rascals International, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
 Interest                                      $   15,357    $         -
 Income taxes                                  $      430    $       480



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2003, the Company converted a related party debt of $890,459 into common stock.

During the year ended December 31, 2003, the Company converted $16,053 of accrued expenses into common stock.

During the year ended December 31, 2003, the Company issued $2,434,705 for prepaid consulting services.

During the year ended December 31, 2002, the Company converted notes payable of $150,000 as well as accrued interest of $17,500 into common stock.




See notes to consolidated financial statements.


                  Rascals International, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1)

     Basis of Presentation and Business

     Rascals International, Inc. was organized as a Delaware corporation in 1992. It is currently engaged in the business of operating comedy clubs in the State of New Jersey. Each club is owned and operated by one of three subsidiaries of Rascals International, Inc.: Rascals Stage Door Grill, Inc., D.E.M., Inc. and Rascals Cherry Hill, Inc. The club operating under
D.E.M., Inc. was closed in 2003.

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

     Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. At December 31, 2003, the Company had no cash equivalents.

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

     Liquor Licenses

     The liquor licenses are amortized over their useful lives of 40 years utilizing the straight-line method. Amortization expense was $6,278 for the years ended December 31, 2003 and 2002, respectively.

     Advertising

     The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2003 and 2002 were $53,739 and $82,277, respectively.

     Concentrations

     The Company maintains cash balances at financial institutions in New Jersey. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

     All cash balances were fully insured at December 31, 2003.


               Rascals International, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

     Earnings (Loss) Per Share

     Earnings (Loss) per common share represents the amount of earnings
(loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings
(loss) per share.

     Potential future dilutive securities include 2,200 shares issuable under outstanding warrants as of December 31, 2003.

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

DEFERRED CHARGE (NOTE 2)

     In August 2002, the Company entered into an agreement for their location in Cherry Hill, New Jersey. As part of the agreement the Company was responsible for renovating the existing club. The agreement calls for the owners of the club to reimburse the Company, for their "investment cost" at 10% of monthly beverage revenues generated in the showroom during scheduled shows. The agreement is for five years. This deferred charge is being amortized over the five year period and will be decreased by reimbursement. The collections are being held by the hotel, as Company never fully paid the contractors for the renovation. In 2003, the entire deferred charge was reserved to $0.

PREPAID CONSULTING (NOTE 3)

     Prepaid consulting expenses are recorded in connection with common stock issued to consultants for services that extend into the future and are amortized over the period of the agreement, ranging from one to four years.



                Rascals International, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements


PROPERTY AND EQUIPMENT (NOTE 4)

     A summary of property and equipment is as follows:


             Machinery and Equipment        $   98,539
             Leasehold Improvements             60,278
             Furniture and Fixtures             78,662
                                               -------
             Total                             237,479

             Less:  Accumulated Depreciation   190,242
                                               -------
                                            $   47,237
                                               =======

     Depreciation expense was $12,188 and $54,931 for the years ended December 31, 2003 and 2002, respectively.

NOTES PAYABLE (NOTE 5)

 Note payable, at 16% interest per annum, secured by
 liquor licence on the West Orange, NJ club.  The
 Note is in litigation. Subsequent to December 31,
 2003, the liquor license on the West Orange, NJ Club
 was sold for $68,000.  These proceeds were used to
 reduce this note.                                          $ 119,000

 Note payable, at 18% interest.  This note is currently
 in default. In December of 2003, the Company and the
 creditor reached an agreement, whereby, the Company
 issued 1,000,000 common shares to  the creditor.  Any
 proceeds the creditor receives from the sale of the
 shares will be applied against the debt.  As of December
 31, 2003 the creditor did not sell any of these shares.      198,000
                                                             --------
                 Total                                        317,000

                 Less: current maturities                     317,000
                                                             --------
                 Notes Payable, net of Current Maturities    $      -
                                                             ========
EQUITY LINE OF CREDIT (NOTE 6)

     On October 8, 2003 the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP. The Equity Line of Credit Agreement provides that during the two years commencing January 8, 2004 the Company may demand that Cornell Capital Partners purchase shares of common stock from the Company. The Company may make a demand no more than once every seven trading days. The maximum purchase price on each demand is $150,000. The aggregate maximum that the Company may demand from Cornell Capital Partners is $10,000,000. The number of shares that Cornell Capital Partners will purchase after a demand will be determined by dividing the dollar amount demanded by a per share price. The per share price used will be 98% of the lowest daily volume-weighted average price during the five trading days that follow the date a demand is made by the Company. Cornell Capital Partners is required by the Agreement to pay each amount demanded by the Company, unless (a) there is no prospectus available for Cornell Capital Partners to use in reselling the shares, (b) the purchase would result in Cornell Capital Partners owning over 9.9% of Rascals outstanding shares, or (c) the representations made by the Company in the Agreement prove to be untrue.


             Rascals International, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements


CONVERSION OF DUE TO RELATED PARTIES (NOTE 7)

     During the year ended December 31, 2003, payable due to related parties in the amount of $890,459 were converted into 2,280,000 shares of the Company's common stock.

TRANSACTIONS WITH RELATED PARTIES (NOTE 8)

     Facilities Rental

     The companies lease their facilities from two entities owned by the families of the Company's executive officers. Total rent expense to the entities during the years ended December 31, 2003 and 2002 was $114,477 and $312,000, respectively.

     Due to Officer

     The Company has an amount due to officer for $15,643. The note is non-interest bearing and has no repayment terms.

INCOME TAXES (NOTE 9)

     Provision for income taxes consist of the following:

                                             December 31,
                                           2003       2002
                                         -------------------

     Currently Payable
      Federal                            $     -      $     -
      State                                  436          240
                                            ----         ----
      Total                              $   436      $   240
                                            ====         ====

     The components of the Company's deferred tax asset is as follows:


      Federal and State Net Operating Losses   $ 5,072,000
      Deferred Items                                34,000
                                                 ---------
      Totals                                     5,106,000

      Less:  Valuation Allowance                (5,106,000)
                                                 ---------
      Net Deferred Tax Asset                   $         -
                                                 =========

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $12,664,000 of which approximately $2,100,000 expires in 2009, $300,000 in 2010, $700,000 in 2011, $300,000 in 2012, $1,000,000 in
2018, $1,200,000 in 2019, $1,580,000 in 2020 $354,000 in 2021 $1,224,000 in
2022 and $3,906,000 in 2023. Certain of the net operating losses arose prior to various subsidiaries joining the consolidated group and are therefore limited in there usage only against profits of that particular subsidiary.
In addition, a change in ownership has occurred with respect to approximately $4,000,000 of the net operating losses and their usage will be severely restricted under the net operating loss limitations provided in section 383 of the Internal Revenue Code.



                Rascals International, Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

INCOME TAXES (NOTE 9), Continued

     Due to the uncertainty of profitable operations, and the restrictions and limitations on the usage of the Company's net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded.
At December 31, 2003, the valuation allowance increased $1,500,000 over the preceding period.

     A reconciliation of the federal statutory tax amount to the Company's actual tax amount for the year ended December 31, 2003 and 2002 is as follows:


                                                  December 31,
                                                2003        2002
                                              --------------------

     Statutory (Benefit)                     $ 1,500,000  $ 457,000
     Loss for Which No Benefit was Received   (1,470,000)  (433,000)
     Non Deductible Expenses                     (30,000)   (24,000)
     Effective Rate                          $         -  $       -


COMMITMENTS (NOTE 10)

     Leases

     The Company entered into a lease in October 2002 for office space in New Jersey under an operating lease through December 31, 2005. This lease was terminated in 2003, and the Company is currently in negotiations with the former landlord.

     Total non-related party rent expense was $32,867 and $3,941 for the years ended December 31, 2003 and 2002, respectively.

     Financial Consulting Agreements

     In 1999, the Company entered into a five year agreement with a consultant to act as a finder for equity and/or debt financing on the Company's behalf. Terms of the agreement provide the consultant with the following fee schedule:

        5% of the first $1,000,000
        4% of the consideration between $1,000,001 and $2,000,000
        3% of the consideration between $2,000,001 and $3,000,000
        2% of the consideration between $3,000,001 and $4,000,000
        1% of such consideration in excess of $4,000,000

     In addition, the Company issued 100 warrants to purchase the Company's common stock at $1,000 per share and 100 warrants to purchase the Company's common stock at $750 per share for a total fair value of $77,954. The warrants are issued for a 5 year period and vest immediately. The Company recorded amortization of $19,491 and $15,590 in the statement of operations for the years ended December 31, 2003 and 2002, respectively.



               Rascals International, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements


DEFERRED INCOME AND CREDITS (NOTE 11)

     The Company sells comedy tickets in advance for certain performances as well as gift certificates. The deferred income recorded by the Company for prepaid tickets and gift certificates was $31,782 at December 31, 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS (NOTE 12)

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

LIMITATIONS (NOTE 13)

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

OPTIONS AND WARRANTS (NOTE 14)

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

     A summary of the status of the Company's warrants as of December 31, 2003 and changes during the year then ended is presented below:

                                                         Weighted
                                                         Average
                                                         Exercise
                                             Shares      Price
                                           ------------------------

Outstanding at beginning of year              2,200     $     193
Granted                                           -             -
Exercised                                         -             -
Expired                                           -             -
                                             ------        ------
Outstanding at end of year                    2,200     $     193
                                             ======        ======



               Rascals International, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

RESTRICTED STOCK GRANT (NOTE 15)

      On August 5, 2003, Rascals' Board of Directors adopted a Restricted Stock Grant Program (the "Program") pursuant to which 2,000,000 shares of Common Stock were reserved, in August 2003 the restricted shares were issued.

      The shares issued under the Program are subject to the following restrictions:

      1. After 2003 and each of the following four fiscal years (2004 through 2007) one-fifth of the shares granted (the "At-Risk Shares") will be forfeited if Rascals' revenue during the year does not exceed the following thresholds:

                2003 - $ 1,000,000
                2004 - $ 1,500,000
                2005 - $ 2,000,000
                2006 - $ 2,500,000
                2007 - $ 3,000,000

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


NEW ACCOUNTING PRONOUNCEMENTS (NOTE 16)

     Standards Implemented

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

     This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

     In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December
31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146.
The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this statement did not have a significant impact on the Company's results of operations of financial position.


                 Rascals International, Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements


NEW ACCOUNTING PRONOUNCEMENTS (NOTE 16), Continued

     In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is did not have a significant impact on the Company's results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

SUBSEQUENT EVENTS (NOTE 17)

     In January 2004, the Company entered into an informal arrangement with the owners of a chain of dance clubs ("the owners"), whereby the Company is contributing funds to a joint venture, which is using the funds to develop "mega-entertainment complexes", each consisting of a Rascals Comedy Club and a dance club. Subsequent to December 31, 2003, the Company has contributed $850,000 to the project. The informal agreement with the owners calls for our "mega-entertainment complexes" to be built. The
Company will own one-third of the equity in these complexes if it contributes at least $2.9 million to the project.

      Subsequent to December 31, 2003, the Company has sold a total of 7,955,121 shares to Cornell Capital Partners pursuant to the terms of the Equity Line of Credit Agreement, and received $650,000 for those shares. In addition, Cornell Capital Partners has made loans to the Company, the remaining balance of which totals $825,000. The loans will be satisfied at a rate of $50,000 per week by the Company issuing shares to Cornell Capital Partners under the terms of the Equity Line of Credit Agreement. The number of shares that will be issued in this way will depend on the market price of the Company's common stock from time to time.

     From the funds provided by Cornell Capital Partners, Rascals has advanced $825,000 to JHF Properties to fund the development of the four "mega-entertainment complexes" that the Company is developing jointly with JHF Properties.




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

                              Rascals International, Inc.

                              By: /s/ Eduardo Rodriguez
                              ------------------------------------------
                              Eduardo Rodriguez, Chief Executive Officer



     In accordance with the Exchange Act, this Report has been signed below on April 14, 2004 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eduardo Rodriguez         Chief Executive Officer, Chief Financial
---------------------          Officer, Chief Accounting Officer
    Eduardo Rodriguez


/s/ Michael Margolies          Director
---------------------
    Michael Margolies


---------------------          Director
    Gary Marks



                    *       *       *       *       *

                                  Exhibit 31

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

         3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those enti ties, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclu sions about the effectiveness of ths disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

         5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: April 14, 2004        /s/ Eduardo Rodriguez
                            -------------------------------------------
                            Eduardo Rodriguez, Chief Executive Officer
                            and Chief Financial Officer


                     *       *       *       *       *

                                  EXHIBIT 32

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

April 14, 2004                    /s/ Eduardo Rodriguez
                                  -----------------------------------
                                  Eduardo Rodriguez (Chief executive
                                  officer and chief financial officer)