Form 10QSB
period 2004-03-31
RASCALS INTERNATIONAL INC
filed 2004-05-20
CIK 1107802

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004


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

                  Issuer's Telephone Number: (973) 223-1233

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

                        May 18, 2004
                        Common Voting Stock: 38,289,188

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]

PART 1.   FINANCIAL INFORMATION

                Rascals International, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                              March 31, 2004


      Assets

Current Assets
 Inventory                                 $      8,938
 Prepaid consulting                             985,604
                                             ----------
 Total Current Assets                           994,542
                                             ----------

Property and equipment, net                      44,465

Other Assets
 Construction in progress                       544,547
 Deposit on acquisition                         725,000
 Liquor license, net of accumulated
  amortization of $24,592                        26,508
 Security deposits                                2,500
 Prepaid consulting, net of current portion     423,137
                                             ----------
 Total Other Assets                           1,721,692
                                             ----------
 Total Assets                                 2,760,699
                                             ==========

     Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses        2,091,409
 Equity line of credit                          850,000
 Due to Rascals Montclair                       167,297
 Notes payable                                  392,000
 Deferred income                                 13,312
                                             ----------
 Total Current Liabilities                    3,514,018
                                             ----------
 Total Liabilities                            3,514,018
                                             ----------
Stockholders' Equity
 Common stock, authorized 100,000,000 shares,
  $.001 par value, 15,179,838 shares issued
  and outstanding                                15,180
 Additional paid-in capital                   9,718,913
 Accumulated deficit                        (10,487,412)
                                             ----------
 Total Stockholders' Equity                    (753,319)
                                             ----------
 Total Liabilities and Stockholders'
  Equity                                   $  2,760,699
                                             ==========



See notes to the condensed consolidated financial statements.

              Rascals International, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations




                                                 Three Months Ended
                                                      March 31,
                                                2004            2003
                                             (Unaudited)     (Unaudited)
                                            -----------------------------
Net Sales                                   $    238,551    $  1,118,226

Costs and Expenses
 Cost of sales                                    95,851         511,468
 Restaurant operating expenses                    39,962         382,255
 Rent expense                                     21,726          38,825
 Depreciation and amortization                     3,091          10,606
                                               ---------       ---------
Total Costs and Expenses                         160,630         943,154

Gross Profit                                      77,921         175,072

General and Administrative expenses
 General and administrative expenses             504,647         300,171
 Stock based compensation                              -          57,917
 Stock issued for consulting services            321,108           5,459
                                               ---------       ---------
Total General and Administrative Expenses        825,755         363,547

Net Loss                                     $  (747,834)    $  (188,475)
                                               =========       =========
Earnings per share
 Earnings (Loss) Per Common Share            $     (0.06)    $     (2.60)
                                               =========       =========
 Earnings (Loss) Per Share-Assuming Dilution $     (0.06)    $     (2.60)
                                               =========       =========
Weighted Average Number of Common
 Shares Outstanding                           11,720,862          72,408
                                              ==========       =========






See notes to the condensed consolidated financial statements.

              Rascals International, Inc. and Subsidiaries
            Condensed Consolidated Statements of Cash Flows


                                                   Three Months Ended
                                                        March 31,
                                                  2004            2003
                                              ---------------------------
Cash Flows From Operating Activities          $ (190,523)    $  (34,366)

Cash Flows From Investing Activities
 Deposit on acquisition                         (725,000)             -
 Construction in progress                       (544,547)             -
 Proceeds from sale of liquor license             60,000              -
                                               ---------       --------
 Net Cash (Used) in Investing Activities      (1,209,547)             -
                                               ---------       --------
Cash Flows From Financing Activities
 Borrowings on line of credit                    850,000              -
 Issuance of common stock                        475,000              -
 Proceeds from notes payable                      75,000         31,378
                                               ---------       --------
 Net Cash Provided by Financing Activities     1,400,000         31,378
                                               ---------       --------

 Net Decrease in Cash and Equivalents                (70)        (2,988)

 Cash and Equivalents at Beginning of Period          70         31,075
                                               ---------       --------
 Cash and Equivalents at End of Period        $        -     $   28,087
                                               =========       ========





See notes to the condensed consolidated financial statements.

               Rascals International, Inc. and Subsidiaries
         Notes to the Condensed Consolidated Financial Statements
              For the Three Month Period Ended March 31, 2004
                               (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

2.   EQUITY LINE OF CREDIT

During the quarter ended March 31, 2004, the Company borrowed an aggregate of $1,325,000 against the equity line of credit. Pursuant to the terms of the agreement, the Company repaid $475,000 of the equity line of credit by the issuance of 4,448,107 shares of the Company's common stock. As of March 31, 2004, the outstanding balance on the line of credit was $850,000. Subsequent to March 31, 2004, the Company received an additional $175,000 advance on the equity line of credit.

3.   CONSTRUCTION IN PROGRESS

During the quarter ended March 31, 2004, Rascals Montclair, a company owned by a board member and the Company's CEO, financed construction costs aggregating $544,547 for a new Rascals Comedy Club located in Montclair, New Jersey. Through March 31, 2004, the Company repaid Rascals Montclair an aggregate $377,250. The balance due Rascals Montclair at March 31, 2004 of $167,297 is due on demand and bears no interest rate.

4.   DEPOSIT ON ACQUISITION

In January 2004, the Company entered into an informal arrangement with the owners of a chain of dance clubs (the "owners"), whereby the Company is contributing funds to a joint venture, which is using the funds to develop "mega-entertainment complexes", each consisting of a Rascals Comedy Club and a dance club. Through March 31, 2004, the Company has contributed $725,000 to the project. The informal agreement with the owners calls for four "mega-entertainment complexes" to be built. The Company will own one-third of the equity in these complexes if it contributes at least $2.9 million to the project. Subsequent to the quarter ended March 31, 2004, the Company contributed an additional $125,000 to the project.

5.   SUBSEQUENT EVENT

Subsequent to the quarter ended March 31, 2004, the Company ceased operations at the Rascals Comedy Club in Ocean, New Jersey. In connection therewith, the Company sold its liquor license with respect to the Ocean, New Jersey club for $285,000, $85,000 in cash and $200,000 in settlement of a debt to a note holder of the Company.

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding
Rascals International, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     1. Rascals lacks the capital necessary to expand its operations.
     2. Our debts exceed the book value of our assets.
     3. We have committed to issue shares of common stock that one of our creditors will resell to the market until we eliminate $750,000 in debt, which is likely to dilute the value of our common stock.

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

     Recently we have expanded our new direction from hotel-based clubs to clubs in entertainment venues, where a large, pre-existing clientele can be converted into customers of our club. Our first two efforts in this new type of environment are now under contract:

         1. During the Summer of 2003 we reached agreement to lease a 7,000 square foot facility in the newly-developed Louisiana Riverwalk Project, a $150 Million entertainment, dining and shopping complex in Shreveport/Bossier City, Louisiana. If we can obtain the funds necessary to develop the facility, we expect to open a comedy club with beverage and snack service there in the summer of 2004.


         2. In December 2003 we signed a ten year lease for 7,000 square feet in the Palisades Center, the second largest retail mall in the United States. Again, if the necessary funds become available, we plan to open a 350-seat comedy club in the Palisades Mall later in 2004.

     The most dramatic example of our new focus on entertainment venues is our ongoing joint venture with JHF Properties, the owners of a chain of dance clubs called either "Banana Joe's" or "Cactus Lounge." In January 2004 we entered into an informal arrangement under which Rascals is contributing funds to JHF Properties, which is using the funds to develop "mega-entertainment complexes, each consisting of a Rascals Comedy Club and a dance club, either a Banana Joe's or a Cactus Lounge. To date Rascals has contributed $975,000 to the project. The first such mega-entertainment complex opened in Jackson, Mississippi at the end of March. The second opened in Omaha, Nebraska in April. Our understanding with JHF Properties is that an additional three complexes will be built. Rascals will own one-third of the equity in these complexes if it contributes no less than $2.9 million to the project. Moreover, it is understood that if Rascals purchases the nine existing Banana Joe's clubs owned by JHF Properties, Rascals will also acquire 100% ownership of the new mega-entertainment complexes. However, there is no contract in effect that formalizes either the arrangement for development of the mega-entertainment complexes or the acquisition of the nine Banana Joe's.

     Our efforts to increase the number of our clubs with a minimal capital commitment have also led us into a number of licensing arrangements. For example, we have given a license to a group which opened a 300-seat "Rascals Comedy Club" in Jersey City, New Jersey during the first quarter of 2004. Rascals provides the group with its plans and designs for the club, consulted with the group during the development stage, and will provide bookings for a fee. In return, the licensee pays an initial fee to Rascals and a monthly royalty throughout the ten-year term of the license.

     The transitions in our business plan has resulted in a marked disparity between revenues and expenses. Since our new operations are only in their early stages, we continued to realize most of our net sales from our restaurant/comedy club facility in Ocean, New Jersey, which we closed in May 2004. Our overall operations generated a gross profit in the first quarter of 2004 of $77,921. However, that gross profit was not sufficient to support the corporate activities involved in developing our new business plan. These widespread efforts to implement new revenue sources resulted in general and administrative expenses during the first quarter of 2004 of $825,755. The portion of general and administrative expenses that are payable in cash was increased somewhat from the three months ended March 31, 2003 ($300,171) to the three months ended March 31, 2004 ($504,647). However, the non-cash expense increased by $257,732, as we incurred $321,108 in "stock based" expenses during the recent quarter.

     In 2003 86% of our revenue came from the two New Jersey restaurant-clubs that we have operated since the 1980s. In 2004 we expect most of our revenue to arise from new operations. This will occur because:

            * We closed our West Orange club and restaurant at the end of June 2003. In recent years that club had produced over 60% of our annual revenue. In May 2004 we closed our club and restaurant in Ocean, New Jersey. That club produced most of the remaining 40% of our revenues in recent years. Each of these clubs will be replaced in a nearby location
                - the West Orange club is being replaced by a new club and restaurant in Montclair, New Jersey. But the Montclair club will be owned by a licensee from Rascals and the replacement for the Ocean club is likely to likewise be built by someone other than Rascals itself.

            * We are now realizing revenue from our Cherry Hill hotel-based operation which, albeit far less in amount than revenue from West Orange or Ocean, will, after its start-up phase is completed, produce far greater gross profit margins.

            * Our interest in the mega-entertainment complexes being constructed by JHF Properties should begin to contribute to our revenues in the second quarter of this year.

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

     During 2004 Rascals has sold a total of 13,815,556 shares to Cornell Capital Partners pursuant to the terms of the Equity Line of Credit Agreement, and received $1,065,000 for those shares. In addition, Cornell Capital Partners has made loans to Rascals, the remaining balance of which totals $750,000. The loans will be satisfied at a rate of $50,000 per week by Rascals issuing shares to Cornell Capital Partners under the terms of the Equity Line of Credit Agreement. The number of shares that will be issued in this way will depend on the market price of our common stock from time to time.

     From the funds provided by Cornell Capital Partners, Rascals has advanced $975,000 to JHF Properties to fund the development of the four mega-entertainment complexes that we are developing jointly with JHF Properties. Our understanding with JHF Properties calls for Rascals to contribute at least an additional $1,925,000 to the project, in exchange for a 33 % interest in the four complexes. Our interest will increase to 100% if Rascals purchases nine existing clubs owned by JHF Properties. Although we do not have a contract for the purchase of the clubs, it is likely that purchase of the nine clubs would require payment of at least $1,250,000 plus issuance of Rascals common stock. We are currently investigating sources for the funds required for this purpose.

     At the present time, our liquid assets are negligible, while we had over $3.5 million in accounts and notes payable on March 31, 2004. We also have plans to fund the build-out of three new clubs during 2004 (Palisades, Montclair, and Shreveport) in addition to funding the joint venture with JHF Properties. Our plan is to use the proceeds from our equity line of credit with Cornell Capital Partners to reduce our payables and to fund our building plans. We are also actively seeking alternative sources of capital investment, as the Cornell Capital Partners equity line is not likely to be sufficient for all of our purposes.

Item 3.  Controls and Procedures

     Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and
procedures as of March 31, 2004.   Based on his evaluation, he concluded that
the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Rodriguez performed his evaluation.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     From January 2004 through March 2004 Rascals sold a total of 4,448,107 shares of common stock to Cornell Capital Partners, LP. The shares were sold for $475,000 cash. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to an entity whose executives had access to detailed information about Rascals and which was acquiring the shares for its own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of 2004.


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

                                 RASCALS INTERNATIONAL, INC.


Date: May 19, 2004               By:  /s/ Eduardo Rodriguez
                                 ----------------------------------
                                 Eduardo Rodriguez, Chief Executive
                                  Officer & Chief Financial Officer



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

Date: May 19, 2004                 /s/ Eduardo Rodriguez
                                   ------------------------------------------
                                   Eduardo Rodriguez, Chief Executive Officer



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

Date: May 19, 2004           /s/ Eduardo Rodriguez
                             --------------------------------------------
                             Eduardo Rodriguez (Chief executive officer)