Form 10QSB
period 2004-06-30
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2004-08-27
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                          Commission File No. 0-33145

                      HEADLINERS ENTERTAINMENT GROUP, INC.
                ----------------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                         August 26, 2004
                         Common Voting Stock: 147,097,540

Transitional Small Business Disclosure Format (check one):   Yes     No [X]

PART 1.   FINANCIAL INFORMATION

           Headliners Entertainment Group, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                               June 30, 2004



     Assets

Current Assets
 Cash                                                $    383,118
 Prepaid consulting                                     2,161,602
                                                       ----------
 Total Current Assets                                   2,544,720
                                                       ----------

Property and equipment, net                             1,103,095

Other Assets
 Investment in limited liability companies              2,125,000
 Prepaid consulting, net of current portion             1,368,514
                                                       ----------
 Total Other Assets                                     3,493,514
                                                       ----------
 Total Assets                                           7,141,329
                                                       ==========

     Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                  1,100,358
 Liabilities to be disposed of                            807,964
 Equity line of credit                                  3,575,000
 Notes payable                                            392,000
 Deferred income                                              754
                                                       ----------
 Total Current Liabilities                              5,876,076
                                                       ----------
Stockholders' Equity
 Common stock, authorized 500,000,000 shares,
  $.001 par value, 93,498,012 shares issued
  and outstanding                                          93,438
 Additional paid-in capital                            14,143,058
 Accumulated deficit                                  (11,991,243)
 Deferred compensation                                   (980,000)
                                                       ----------
 Total Stockholders' Equity                             1,265,253
                                                       ----------

 Total Liabilities and Stockholders' Equity          $  7,141,329
                                                       ==========







See notes to the condensed consolidated financial statements.

           Headliners Entertainment Group, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations




                                 Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                              ------------------------  -----------------------
                                 2004         2003          2004        2003
                              -----------  -----------  -----------  ----------
                              (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)


Net Sales                    $   191,185    $   39,198  $   225,736  $  155,608
                               -----------------------   ----------------------
Costs and Expenses
 Cost of sales                    83,831        23,527      102,015      78,322
 Restaurant operating expenses    28,275       145,089       55,944     286,096
 Rent expense                     12,620         5,882       25,240      13,507
 Depreciation and amortization     1,744         2,711        4,516       4,744
                               -----------------------    ---------------------
 Total Costs and Expenses        126,470       177,209      187,715     382,669
                               -----------------------    ---------------------

Gross Profit (Loss)               64,715      (138,011)      38,021    (227,061)
                               -----------------------    ---------------------
General and Administrative
 expenses
 General and administrative
  expenses                     1,707,600       134,655    2,008,844     219,842
 Stock based compensation         70,000             -      140,000      57,917
 Stock issued for consulting
  services                       490,619             -      811,727           -
                               -----------------------    ---------------------
 Total General and
  Administrative Expenses      2,268,219       134,655    2,960,571     277,759
                               -----------------------    ---------------------
Other Expenses
 Interest expense                  9,000             -       18,000         650
                               -----------------------    ---------------------
 Total Other Expense               9,000             -       18,000         650
                               -----------------------    ---------------------
Loss From Continuing
 Operations                   (2,212,504)     (272,666)  (2,940,550)   (505,470)
                               -----------------------    ---------------------
Discontinued Operations
 Loss from discontinued
  operations (net of tax
  effect of $0)                 (415,125)     (287,390)    (439,588)   (233,061)
                               -----------------------    ---------------------
Gain on disposal of operations
 (net of tax effect of $0)             -             -       16,926           -

Loss From Discontinued
 Operations                     (415,125)     (287,390)    (422,662)   (233,061)
                               -----------------------    ---------------------
Net Loss                     $(2,627,629)   $ (560,056) $(3,363,212) $ (738,531)
                               =======================    =====================

Earnings (Loss) per share    $      (.07)   $     (.50) $      (.13) $    (1.24)
Earnings (Loss) Per Share
 From Continuing Operations $ (.06) $ (.24) $ (.11) $ (.85) Earnings (Loss) Per Share
 From Discontinued
 Operations                  $      (.01)   $     (.26) $      (.02) $     (.39)

Weighted Average Number of
 Common Shares Outstanding    38,422,562     1,110,445   25,863,272     596,372




See notes to the condensed consolidated financial statements.

             Headliners Entertainment Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows





                                                 Six Months Ended
                                                     June 30,
                                          -----------------------------
                                               2004           2003
                                          ------------    -------------

Cash Used in Operating Activities
 Continued Operations                     $(2,819,316)    $   145,875
 Discontinued Operations                       44,947        (240,107)
                                            ---------       ---------
 Net Cash Used in Operating Activities     (2,774,369)        (94,232)
                                            ---------       ---------
Cash Flows from Investing Activities
 Purchase of investment                    (2,125,000)              -
 Purchase of fixed assets                    (550,083)              -
 Proceeds from sale of liquor license          60,000               -
                                            ---------       ---------
 Net Cash Used in Investing Activities     (2,615,083)              -
                                            ---------       ---------
Cash Flows From Financing Activities
 Borrowings on line of credit               3,575,000               -
 Issuance of common stock                   2,122,500               -
 Proceeds from notes payable                   75,000          63,157
                                            ---------       ---------
 Net Cash Provided by Financing Activities  5,772,500          63,157
                                            ---------       ---------
Net Increase (Decrease) in Cash and
 Equivalents                                  383,048         (31,075)

Cash and Equivalents at Beginning of Period        70          31,075
                                            ---------       ---------
Cash and Equivalents at End of Period     $   383,118     $         0
                                            =========       =========










See notes to the condensed consolidated financial statements.

             Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                       Six Months Ended June 30, 2004
                                (Unaudited)


1. BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

2. EQUITY LINE OF CREDIT

   During the quarter ended June 30, 2004, the Company borrowed against the equity line of credit. Pursuant to the terms of the agreement, the Company repaid the equity line of credit through the issuance of 17,388,057 shares of the Company's shares of common stock. As of June 30, 2004, the outstanding balance on the line of credit was $3,575,000.

3. INVESTMENT IN LIMITED LIABILITY COMPANIES

   The Company has a 33 1/3% equity interest in 3 limited liability companies. The investment is from an informal arrangement with the owners of a chain of dance clubs ("the owners") whereby the Company is contributing funds to a joint venture, which is using the funds to develop " mega-entertainment complexes", each consisting of a Rascals Comedy Club and a dance club. Through June 30, 2004, the Company has contributed $2,125,000 to the project. The informal arrangement with the owners calls for four "mega-entertainment complexes" to be built. The Company will own one-third of the equity in these complexes if it contributes at least $2.9 million to the project. Subsequent to the quarter ended June 30, 2004, the Company contributed an additional $125,000 to the project.

   The investment is being carried at cost because the Company does not exercise significant influence over the operating and financial activities of the limited liability companies.

4. EARNINGS (LOSS) PER SHARE

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

   Potential future dilutive securities include 165,002,200 shares issuable under outstanding warrants as of June 30, 2004.

            Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                        Six Months Ended June 30, 2004
                                 (Unaudited)

5. STOCK PURCHASE WARRANTS

   In May 2004, the Board of Directors awarded to each of its officers warrants to purchase Headliners common stock. The warrants permit the officers to purchase 165,000,000 shares at an exercise price of $.09 per share. The warrants expire June 1, 2006.

   A summary of the status of the Company's warrants as of June 30, 2004 and changes during the six month period then ended is presented below:

                                            Shares         Weighted Average
                                                           Exercise Price
                                          ---------------------------------
   Outstanding at beginning of year              2,200         $      -
   Granted                                 165,000,000           193.00
   Exercised                                         -                -
   Expired                                           -                -
                                           -----------           ------
   Outstanding at end of period            165,002,200         $   0.09
                                           ===========           ======

   Financial Accounting Statement No. 123 ("SFAS No. 123), Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board
   Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

   As required by Statement No. 123 the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance.

   Pro Forma Information

   Had compensation expense for the warrants been based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net loss and net loss per share for 2004 and 2003, respectively, would have been reflected as to the pro forma amounts indicated below:

                               Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                            ------------------------  -----------------------
                               2004         2003          2004        2003
                            -----------  -----------  -----------  ----------
                            (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)

   Net loss:
    As reported             $(2,627,629) $  (560,056)  $(3,363,212) $ (738,531)
    Pro forma               $(3,150,129) $  (560,056)  $(3,885,712) $ (738,531)

   Earnings (loss) per share:
    As reported             $     (0.07) $     (0.50)  $     (0.13) $    (1.24)
    Pro forma               $     (0.08) $     (0.50)  $     (0.15) $    (1.24)

   Earnings (loss) per
    share continuing
    operations:
     As reported            $     (0.06) $     (0.24)  $     (0.13) $    (0.85)
     Pro forma              $     (0.07) $     (0.24)  $     (0.15) $    (0.85)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 4%; and expected lives of 2 years.


   Item 2.  Management Discussion and Analysis

   Forward-looking Statements

   This Report contains certain forward-looking statements regarding Headliners Entertainment Group, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     1. Headliners lacks the capital necessary to expand its operations.
     2. Our debts exceed the book value of our assets.
     3. We have committed to issue shares of common stock that one of our creditors will resell to the market until we eliminate $3,575,000 in debt, which is likely to dilute the value of our common stock.

     Because these and other risks may cause Headliners' actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.
Readers should also take note that Headliners will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

     Results of Operations

     At the beginning of 2002 Headliners embarked on a new business plan.
From its founding in 1984 through 2001, Headliners' business consisted entirely of the operation of stand-alone restaurant/comedy club facilities: two in New Jersey since the 1980s and one that we operated in Miami, Florida for only a year. In 2002 we began to develop alternative locations for Rascals' comedy by organizing hotel-based clubs and by granting licenses to utilize the name "Rascals." We also began to develop multiple channels of distribution for the comedic entertainment produced in our clubs, such as home video sales and pay-per-view sales. As the year progressed, however, it became apparent that our efforts in developing and managing these multiple channels of distribution, though profitable, were not cost-effective. These distribution channels that we developed early in 2002 remain in place, and we expect them to be a source of revenue in the future. However, in the third quarter of 2002 we refocused our attention on the development of new Rascals clubs, both hotel-based and licensed. Our focus today is on developing a sufficient number of clubs to achieve an efficient level of operations.

     Recently we have expanded our new direction from hotel-based clubs to clubs in entertainment venues, where a large, pre-existing clientele can be converted into customers of our club. As our first effort in this new type of environment, in December 2003 we signed a ten year lease for 7,000 square feet in the Palisades Center, the second largest retail mall in the United States. Although we did not at that time have the funds needed to build the club, we committed to the lease with the expectation that our Standby Equity Distribution Agreement with Cornell Capital Partners would provide us the necessary capital. We are currently building a 350-seat comedy club in the Palisades Mall that we expect to open later in 2004.

     The most dramatic example of our new focus on entertainment venues is the joint venture we have been conducting since January 2004 with JHF Properties LLC. JHF Properties is the developer of a chain of dance clubs that operate under one of the followings trade names: "Banana Joe's,""Margarita Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe." From January through June 2004 our agreement with JHF Properties provided that Headliners would contribute the cost of developing "mega-entertainment complexes," each consisting of a Rascals Comedy Club and a dance club that would bear one of JHF Properties' tradenames. Under that arrangement, Headliners contributed $2,240,000 and received a one-third equity interest in the three complexes that were developed:

     1. a 30,000 square foot facility in Jackson MS that contains a Rascals Comedy Club and six other entertainment venues involving variations on the themes used by JHF Properties' dance clubs. The Jackson facility is currently grossing an average of $80,000 per week.
     2. a dance club in Omaha NE utilizing the JHF Properties tradenames.
     3. a 15,000 square foot facility in Louisville, KY that contains a 270 seat Rascals Comedy Club and three other entertainment venues involving variations on the themes used by JHF Properties' dance clubs. The Louisville facility is currently grossing an average of $100,000 per week.

     At the end of June 2004 we entered into a contract with JHF Properties and Paul Butler, the chief executive of JHF Properties. The contract provides that we will purchase the remaining two-thirds interest in these three facilities from JHF Properties and Mr. Butler when certain conditions have been satisfied, the most significant of which is their delivery of audited financial statements for those clubs and the seven others subject to another acquisition described below. To complete the purchase we are required to pay $2,158,000 within one week after the Securities and Exchange Commission declares effective the prospectus we filed to permit a public resale of shares by Cornell Capital Partners. We anticipate that we will obtain those funds by selling a note to Cornell Capital Partners, to be repaid by puts of common stock under the Standby Equity Distribution Agreement. There is, however, no agreement requiring Cornell Capital Partners to lend money to Headliners.

     The agreement to acquire the remaining interest in the three clubs also contains provisions regarding the construction of a new mega-entertainment complex in Hampton VA. Headliners has committed to pay $1,400,000 to JHF Properties to develop that complex. As a partial advance payment of that obligation, we have issued 7,000,000 shares of common stock to JHF Properties and included them in the currently pending registration statement for resale to the public. The funds received from selling the shares will be a credit against Headliners' commitment to pay $1,400,000 toward the Hampton project.

     At the same time that we contracted to acquire the three newly-developed facilities, we entered into contracts with JHF Properties, Paul Butler and Jon Fields to acquire seven dance clubs that JHF Properties developed in 2003 and currently operates. The contract provides that we will acquire the facilities when certain conditions are met, the most significant of which is the delivery of audited financial statements for those seven clubs and the three new ones. In exchange for the clubs, we have agreed to make 84 weekly payments of $25,000 (a total of $2,100,000) and to issue a total of 62,550,000 shares of our common stock to JHF Properties and Messrs. Butler and Fields.

     While we have been undertaking these capital intensive efforts to increase the number of our clubs, we have also been offering licensing arrangements that will increase the numbers of Rascals Comedy Clubs with minimal capital commitment by Headliners. Our first such licensing arrangement permitted our licensee to open a 300-seat "Rascals Comedy Club" in Jersey City, New Jersey during the first quarter of 2004. Headliners provides the group with its plans and designs for the club, consulted with the group during the development stage, and is providing bookings for a fee. In return, the licensee pays a monthly royalty to Headliners equal to five percent of its gross receipts throughout the ten-year term of the license. As the Jersey City club is currently grossing $5,000 to $10,000 per week, our revenue from this arrangement will be modest. However, almost all of the revenue flows through to our bottom line, since we have no operational responsibility for the club, and it has been achieved with no capital commitment.

     In 2003 86% of our revenue came from the two New Jersey restaurant-clubs that we have operated since the 1980s. However we closed our restaurant-club in West Orange NJ in the summer of 2003, and closed our restaurant-club in Ocean NJ in May 2004. On our statement of operations for the first six months of 2004 and 2003, therefore, the results of the operations of these two facilities have been summarized as extraordinary items labeled "Discontinued Operations." The "Continuing Operations" reflected on our Statement of Operations consists only of our hotel-based club in Cherry Hill NJ, the restaurant and club that commenced operations in Montclair NJ in June, and our video licensing activities.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. During the six months ended June 30, 2004 we incurred general and administrative expenses totaling $2,960,571, including $2,008,844 in expenses that will be settled in cash and $951,727 in expenses that we settled by issuance of stock. The dramatic increase in general and administrative expenses primarily reflects the fact that in the second quarter of 2004 we received cash from loans and private sales of stock totaling $4,740,000. A portion of the general and administrative expense for the second quarter represents expenses we incurred in obtaining these funds that are not capital expenses. Another, larger portion of the general and administrative expense for the second quarter occurred as we promptly utilized a portion of the funds we had raised to implement growth strategies for the future.

     In 2004 we expect a number of new revenue sources to contribute to our financial results. The components of revenue in 2004 may include:

     * Cherry Hill. We are now realizing approximately $22,000 per month in revenue from our Cherry Hill hotel-based operation. Although this sales level is far lower than the levels we maintained in West Orange or Ocean, we generate it with only one full-time and three part-time employees (compared to dozens at our restaurant-club combinations). So we are realizing an average monthly profit in Cherry Hill of approximately $13,000.

     * Montclair. To replace our West Orange and Ocean restaurant-clubs, in June 2004 we opened a 13,000 square foot restaurant and comedy club in Montclair, New Jersey. The restaurant and bar in our Montclair facility seats 150, and the showroom seats 400. Based on initial operations of that facility, we expect to net approximately $30,000 per month after payment of a monthly $10,000 fee to Rascals Montclair, Inc., a corporation owned by Headliners' management which developed the property.

     * Jackson, Omaha and Louisville. If we acquire the remaining two-thirds equity interest in the three entertainment complexes that we developed this year with JHF Properties, their results will be added to our statement of operations. (If we remain only a one-third equity owner, our interest will be accounted for as an investment.) Since the clubs each opened only in recent weeks, we cannot yet determine the magnitude of revenue and income they will product on an ongoing basis.

     * Dance Clubs. If our contract to acquire seven other dance club properties from JHF Properties and its principals closes during 2004, our revenue will be increased significantly by the addition of revenues from those properties. The seven clubs are believed to produce annual revenues in excess of $15 million.

     * Palisades Center. We expect this club to open later in the year and to begin to contribute to our revenue in the fourth quarter.

     * Home Videos. The first three videos licensed from the Rascals Library were introduced to the market for home videos in July 2003. They are on sale at Best Buy and other national retail chains. To date we have earned approximately $85,000 from this line of business, although sales have been slowing in recent months. Depending on the success of this marketing effort, successive offerings may be made, which could contribute substantially to our operating results.

     These new directions in our operations bode well for the future.
Initial results from these ventures, however, are not likely to be profitable due to start-up costs; so 2004 will be a year of transition. Our goal is to return to profitability in 2005.

Liquidity and Capital Resources

     On October 8, 2003 Headliners signed an Equity Line of Credit Agreement
with Cornell Capital Partners, LP.   This was replaced on June 2, 2004 by a
Standby Equity Distribution Agreement. The terms of the two agreements are identical except that the latter agreement increased the credit line from $10,000,000 to $30,000,000. The Standby Equity Distribution Agreement provides that during the two years commencing January 8, 2004 Headliners may demand that Cornell Capital Partners purchase shares of common stock from Headliners. Headliners may make a demand no more than once every seven trading days. The maximum purchase price on each demand is $150,000. The Standby Equity Distribution Agreement recites that Headliners may demand from Cornell Capital Partners up to $30,000,000 during its term. However, the limit of $150,000 per demand means that the maximum Headliners can put to Cornell Capital Partners during the term of the Agreement will be approximately $7,350,000. The number of shares that Cornell Capital Partners will purchase after a demand will be determined by dividing the dollar amount demanded by a per share price. The per share price used will be 98% of the lowest daily volume-weighted average price during the five trading days that follow the date a demand is made by Headliners. Cornell Capital Partners is required by the Agreement to pay each amount demanded by Headliners, unless
(a) there is no prospectus available for Cornell Capital Partners to use in reselling the shares, (b) the purchase would result in Cornell Capital Partners owning over 9.9% of Headliners outstanding shares, or (c) the representations made by Headliners in the Agreement prove to be untrue.

     During 2004 Headliners has sold a total of 18,290,584 shares to Cornell Capital Partners pursuant to the terms of the Equity Line of Credit Agreement, and received $1,515,000 for those shares. In addition, Cornell Capital Partners has made loans to Headliners, the remaining balance of which totals $3,575,000. The loans will be satisfied at a rate of $250,000 per week, by Headliners issuing shares to Cornell Capital Partners under the terms of the Standby Equity Distribution Agreement. The number of shares that will be issued in this way will depend on the market price of our common stock from time to time. At the current market price of $.057 it will require approximately 4,500,000 shares to satisfy a $250,000 portion of the loans and nearly 65,000,000 shares to fully satisfy Headliners' obligation to Cornell Capital Partners.

     During June and July 2004 Headliners obtained an additional $1,482,000 by selling a total of 65,833,324 shares of common stock to private investors. The shares were sold at prices ranging from $.01 to $.03 per share, which represented 20% to 50% of the market price of the shares on the dates the sales occurred. Headliners used the greater portion of the proceeds to complete the development of its new restaurant and comedy club in Montclair NJ and to initiate development of its club in the Palisades Center.

     At the present time Headliners has approximately $500,000 in cash on hand. In addition to the ongoing expenses of operating its business, Headliners faces the following cash commitments:

       1. From the funds provided by Cornell Capital Partners, Headliners has advanced $2,240,000 to JHF Properties to fund the development of the three mega-entertainment complexes that we have developed jointly with JHF Properties. Our contract with JHF Properties provides that Headliners will acquire a 100% interest in those properties if it contributes an additional $2,158,000 within one week after the Securities and Exchange Commission declares effective the prospectus we filed to permit Cornell Capital Partners to make a public resale of our shares. We expect to fund that obligation by additional borrowing from Cornell Capital Partners, but we do not have a binding commitment from Cornell Capital Partners to provide those funds.

       2. We have an agreement with JHF Properties to develop a mega-entertainment complex in Hampton VA. Headliners has committed to pay JHF Properties $1,400,000 no later than January 2005 to develop the property. Headliners has issued 7,000,000 shares of common stock to JHF Properties in partial satisfaction of the obligation, as the proceeds realized by JHF Properties from selling those shares will be an offset to Headliners' obligation. At the current market price of $.057, those shares would produce net proceeds of less than $400,000. The issuance of the 7,000,000 shares will initially be recorded on Headliners' balance sheet as an "investment in limited liability company," then converted to "property and equipment" when the Hampton project is completed and title is turned over to Headliners.

       3. Our contract to acquire seven other dance clubs from JHF Properties and its affiliates will, if it closes, require us to make 84 weekly payments of $25,000 (a total of $2,100,000). We will also be required to make annual payments to the management of those clubs totaling $1,070,000. We expect to make those payments from the cash flow of the clubs, but will have to obtain outside capital if cash flow is insufficient for that purpose.

       4. We are currently building our new club in the Palisades Center in Nyack NY. We expect that completion of the club will require approximately $425,000. For that purpose, we are reserving that amount of our cash now on hand. Once the club opens, it will require some capital to pay start-up costs until it achieves break-even operations. Our lease for the facility requires that we pay an annual rental equal to the sum of $119,000 plus 8% of our gross receipts in excess of $1.5 million plus an allocated portion of common area expenses and taxes. However, as the landlord has provided us a rent abatement equal to approximately one year's lease costs, we do not anticipate a significant immediate capital requirement beyond the costs of completing the build-out.

       5. In June 2004 we opened our restaurant and comedy club in Montclair NJ. Under a sublease covering that facility as well as our executive offices in the adjacent building, we have committed to pay the costs incurred by the sublessor (which is an entity owned by our two officers) plus $10,000 per month. At the current rate of operations of the facility we are able to make those payments and net approximately $18,000 per month.

       6. We had over $5.8 million in accounts and notes payable on June 30, 2004. Included in that number is $119,000 that we have booked as a liability to Andrew Freundlich, although the actual liability is now being determined in litigation and may be less. We do not expect that cash flow from operations will, in the near term, effect any significant reduction in our accounts and notes payable. Therefore we will either need to obtain extended payment terms from our creditors or we will have to obtain additional capital to pay those creditors whose debts are most pressing.

     Our immediate short-term needs for capital are critical, therefore. We expect that our relationship with Cornell Capital Partners will enable us to meet those needs. If the funds provided by Cornell Capital Partners are insufficient for our purposes, we will seek other sources of financing. If the necessary financing cannot be obtained, our development plans will be curtailed.

     Once we have passed the current period of rapid expansion, our capital requirements will be much easier to control. Once clubs are established, they either operate profitably or they are closed. So the capital requirements of ongoing operations should not be significant. Our plan is to continue to expand, but at a pace commensurate with available capital and capital commitments, either from equity sources or secured lending sources that should become available once we have a portfolio of assets to offer as collateral.


Item 3.  Controls and Procedures

     Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and
procedures as of June 30, 2004.   Based on his evaluation, he concluded that
the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Rodriguez performed his evaluation.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     From April 2004 through May 2004 Headliners sold a total of 9,367,449 shares of common stock to Cornell Capital Partners, LP. The shares were sold for $590,000 cash. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to an entity whose executives had access to detailed information about Headliners and which was acquiring the shares for its own account. There were no underwriters.

     In May 2004 Headliners sold 2,542,373 shares of common stock to Jeff D. Halverson. The shares were sold for $50,000 cash. The sale was exempt pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and who was acquiring the shares for his own accounts. There were no underwriters.

     In May 2004 Headliners issued 5,900,000 shares of common stock to Brett
Salter.   The securities were issued in consideration for his undertaking to provide financial and management consulting services to Headliners through the six year term of the agreement. The shares were valued at $.09 per share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to entities whose executives had access to detailed information about Headliners and which were acquiring the shares for their own accounts. There were no underwriters.

     In June 2004 Headliners issued a total of 33,290,951 shares of common stock to 29 individual investors. The shares were sold for $932,500 cash. The sales were exempt pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder since the sales were not made in a public offering and were made to individual who had access to detailed information about Headliners and who were acquiring the shares for their own accounts. There were no underwriters.

     In June 2004 Headliners issued 7,000,000 shares of common stock to JHF Properties, LLC. The shares were issued as an advance payment of Headliners' obligation to pay $1,400,000 to JHF Properties to develop an entertainment facility. The shares will be valued at the amount realized by JHF Properties when the shares are sold. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose executives had access to detailed information about Headliners and which was acquiring the shares for its own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of 2004.

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:

     Report on Form 8-K dated June 1, 2004 regarding change in the corporate name and increase in authorized shares.

     Report on Form 8-K dated June 25, 2004 regarding contract to acquire dance club properties from JHF Properties, LLC.

     Exhibits:

     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HEADLINERS ENTERTAINMENT GROUP, INC.


Date: August 26, 2004       By:  /s/ Eduardo Rodriguez
                            -------------------------------------------
                            Eduardo Rodriguez, Chief Executive Officer
                             & Chief Financial Officer

                     *       *       *       *       *

                  EXHIBIT 31: Rule 13a-14(a) Certification

I, Eduardo Rodriguez, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Headliners Entertainment Group, Inc.;

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

Date: August 26, 2004                /s/ Eduardo Rodriguez
                                     ---------------------------
                                     Eduardo Rodriguez,
                                     Chief Executive Officer



                     *       *       *       *       *


                  EXHIBIT 32: Rule 13a-14(b) Certification

The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Headliners Entertainment Group, Inc.

A signed original of this written statement required by Section 906 has been provided Headliners Entertainment Group, Inc. and will be retained by Headliners Entertainment Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 26, 2004        /s/ Eduardo Rodriguez
                             -------------------------------------------
                             Eduardo Rodriguez (Chief Executive Officer)