Form 10QSB
period 2004-09-30
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2004-11-22
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____ to _____

                         Commission File No. 0-33145

                     HEADLINERS ENTERTAINMENT GROUP, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

          Delaware                                     84-1195628
  -------------------------------------------------------------------------
  (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
   incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                         November 19, 2004
                         Common Voting Stock: 165,309,128

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

PART 1.   FINANCIAL INFORMATION

           Headliners Entertainment Group, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheet
                           September 30, 2004

          Assets

Current Assets
 Cash                                  $     16,849
                                         ----------
 Total Current Assets                        16,849
                                         ----------

Property and equipment, net               1,403,615
Construction in progress                  1,400,000
Investment in limited liability
 companies, at cost                       2,490,000
                                         ----------
 Total Assets                             5,310,464
                                         ==========

          Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses    1,385,828
 Liabilities to be disposed of              807,964
 Equity line of credit                    3,375,000
 Construction costs payable               1,400,000
 Notes payable                              119,000
 Deferred income                              1,879
                                         ----------
 Total Current Liabilities                7,089,671
                                         ----------
Stockholders' Equity
 Common stock, authorized 500,000,000
  shares, $.001 par value, 150,513,364
  shares issued and outstanding             150,514
 Additional paid-in capital              15,815,658
 Accumulated deficit                    (13,328,379)
 Deferred compensation                     (910,000)
 Prepaid consulting                      (3,507,000)
                                         ----------
 Total Stockholders' Equity              (1,779,207)
                                         ----------
 Total Liabilities and Stockholders'
  Equity                               $  5,310,464
                                         ==========


See notes to the condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations


                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                    2004        2003       2004         2003
                                 ---------   ---------   ---------   ---------
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Net Sales                      $   720,942  $  39,198  $   912,127  $  155,608

Costs and Expenses
 Cost of sales                     339,713     23,527      441,728      78,322
 Restaurant operating expenses     165,995    145,089      221,939     286,096
 Rent expense                       11,486      5,882       36,726      13,507
 Depreciation and amortization      38,000      2,711       42,516       4,744
                                ----------------------   ---------------------
 Total Costs and Expenses          555,194    177,209      742,909     382,669
                                ---------------------    ---------------------

Gross Profit (Loss)                165,748   (138,011)     169,218    (227,061)

General and Administrative
 expenses
 General and administrative
  expenses                         190,461    134,655    2,199,305     219,842
 Stock based compensation           70,000          -      210,000      57,917
 Stock issued for consulting
  services                       1,198,872          -    2,010,599           -
                                ---------------------    ---------------------
 Total General and
  Administrative Expenses        1,459,333    134,655    4,419,904     277,759
                                ---------------------    ---------------------
Other Expenses
 Interest expense                    9,000          -       27,000         650
                                ---------------------    ---------------------
 Total Other Expense                 9,000          -       27,000         650
                                ---------------------    ---------------------

Loss From Continuing Operations (1,302,585)  (272,666) $(4,277,686)   (505,470)

Discontinued Operations
 Loss from discontinued
  operations (net of tax
  effect of $0)                          -   (287,390)    (439,588)   (233,061)

Gain on disposal of operations
 (net of tax effect of $0)               -          -       16,926           -
                                ---------------------    ---------------------
Loss From Discontinued
 Operations                              -   (287,390)    (422,662)   (233,061)
                                ---------------------    ---------------------
Net Loss                       $(1,302,585) $(560,056) $(4,700,348) $ (738,531)
                                =====================    =====================

Earnings (Loss) per share      $     (0.02) $   (0.14) $     (0.22) $    (0.43)
Earnings (Loss) Per Share
 From Continuing Operations    $     (0.02) $   (0.07) $     (0.20) $    (0.29)
Earnings (Loss) Per Share From
 Discontinued Operations       $     (0.00) $   (0.07) $     (0.02) $    (0.14)

Weighted Average Number of
 Common Shares Outstanding      59,050,784  3,955,834   21,716,540   1,716,193



See notes to the condensed consolidated financial statements.

          Headliners Entertainment Group, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows





                                              Nine Months Ended
                                                September 30,
                                             2004         2003
                                         -------------------------
Cash Used in Operating Activities
 Continued Operations                   $ (3,032,065)  $   145,875
 Discontinued Operations                      44,947      (240,107)
                                           ---------    ----------
 Net Cash Used in Operating Activities    (2,987,118)      (94,232)
                                           ---------    ----------
Cash Flows from Investing Activities
 Purchase of investment                   (2,490,000)            -
 Purchase of fixed assets                   (888,603)            -
 Proceeds from sale of liquor license         60,000             -
                                           ---------    ----------
 Net Cash Used in Investing Activities    (3,318,603)            -
                                           ---------    ----------
Cash Flows From Financing Activities
 Borrowings on line of credit              3,375,000             -
 Issuance of common stock                  2,872,500             -
 Proceeds from notes payable                  75,000        63,157
                                           ---------    ----------
 Net Cash Provided by Financing Activities 6,322,500        63,157
                                           ---------    ----------
Net Increase ( Decrease) in Cash and
 Equivalents                                  16,779       (31,075)

Cash and Equivalents at Beginning of
 Period                                           70        31,075
                                           ---------    ----------
Cash and Equivalents at End of Period   $     16,849   $         -
                                           =========    ==========


See notes to the condensed consolidated financial statements.

          Headliners Entertainment Group, Inc. and Subsidiaries
         Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended September 30, 2004
                                (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

2. EQUITY LINE OF CREDIT

   During the nine months ended September 30, 2004, the Company borrowed against the equity line of credit. Pursuant to the terms of the agreement, the Company repaid the equity line of credit through the issuance of 20,003,409 shares of the Company's shares of common stock. As of September 30, 2004, the outstanding balance on the line of credit was $3,375,000.

3. INVESTMENT IN LIMITED LIABILITY COMPANIES

   The Company has a 33 1/3% interest in three limited liability companies. The investment is from an informal arrangement with the owners of a chain of dance clubs (the"Owners"), whereby, the Company committed to contribute $2.9 million to the Owners, who committed to use the funds to develop "mega-entertainment complexes," generally consisting of a Rascals comedy club and one or more dance clubs. Through September 30, 2004, the Company has contributed $2,490,000 to the project, and three mega-entertainment complexes have been built and commenced operations. Each is owned by one of the limited liability companies in which the Company holds its 33 1/3% interest.

   On June 23, 2004 the Company formalized its agreement with the Owners pursuant to which the Company will acquire 100% of the equity of the three limited liability companies in exchange for $4,398,000 of which $2,490,000 has been paid as of September 30, 2004. Should the agreement be terminated, the Company will keep its 33 1/3% interest in the limited liability companies but will forfeit all funds paid towards the acquisition.

   At inception of the agreement and until the closing date the Company's interest will not exceed 33 1/3%. Until such time JHF is the managing member of each project and the agreement provides for no control features by the Company. In addition, the Company will not share in any income or loss generated from the limited liability companies until the closing. As such, the investment in the limited liability companies at September 30, 2004 is being accounted for under the cost method.

           Headliners Entertainment Group, Inc. and Subsidiaries
         Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended September 30, 2004
                               (Unaudited)

4. CONSTRUCTION IN PROGRESS / CONSTRUCTION COSTS PAYABLE

   On June 23, 2004, the Company reached an agreement with the owners of a chain of dance clubs (the "Owners"), whereby, the Company committed to pay $1,400,000 to the Owners for the development and construction of a comedy club utilizing the Rascals name in Hampton, Virginia. On June 23, 2004, the Company issued 7,000,000 shares of its common stock to the Owners as payment of the $1,400,000. The Owners agreed to sell the number of shares during each calendar week commencing the first week of October 2004 that yields approximately $100,000 in net proceeds. In the event that the proceeds are less than $1,400,000, the the Company will pay to the Owners in cash the amount of the shortfall.

   As of September 30, 2004, the total cost to construct the club of $1,400,000 has been recorded as a liability (construction costs payable) with a corresponding asset (construction in progress). The 7,000,000 shares have been recorded at par value with a corresponding debit to additional paid-in capital. The Company will reduce the amount of the liability by the amount of proceeds received by the Owners evidenced by an accounting by the Owners. A corresponding credit will be applied to additional paid-in capital. Any shortfall from the sale of the 7,000,000 shares by the Owners will be recorded as a liability until paid in full by the Company.

5. EARNINGS (LOSS) PER SHARE

   Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on
   earnings (loss) per share                              .

   Potential future dilutive securities include 165,002,200 shares issuable under outstanding warrants as of September 30, 2004.

Item 2.  Management Discussion and Analysis

   Forward-looking Statements

   This Report contains certain forward-looking statements regarding Headliners Entertainment Group, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

   1. Our debts exceed the book value of our assets.
   2. We lack the capital necessary to expand our operations, and must rely on the sale of equity to obtain the necessary funds.
   3. We have committed to issue shares of common stock that one of our creditors will resell to the market until we eliminate $3,375,000 in debt, which is likely to dilute the value of our common stock.

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

   Results of Operations

   At the beginning of 2002 Headliners embarked on a new business plan.
From its founding in 1984 through 2001, Headliners' business consisted entirely of the operation of stand-alone restaurant/comedy club facilities: two in New Jersey since the 1980s and one that we operated in Miami, Florida for only a year. In 2002 we began to develop alternative locations for Rascals' comedy by organizing hotel-based clubs and by granting licenses to utilize the name "Rascals." We also began to develop multiple channels of distribution for the comedic entertainment produced in our clubs, such as home video sales and pay-per-view sales. As the year progressed, however, it became apparent that our efforts in developing and managing these multiple channels of distribution, though profitable, were not cost-effective. So, in the third quarter of 2002 we refocused our attention on the development of new Rascals clubs, both hotel-based and licensed. Our focus today is on developing a sufficient number of clubs to achieve an efficient level of operations.

   Recently we have expanded our new direction from hotel-based clubs to clubs in entertainment venues, where a large, pre-existing clientele can be converted into customers of our club. As our first effort in this new type of environment, in December 2003 we signed a ten year lease for 7,000 square feet in the Palisades Center, the second largest retail mall in the United States. Although we did not at that time have the funds needed to build the club, we committed to the lease with the expectation that our Standby Equity Distribution Agreement with Cornell Capital Partners would provide us the necessary capital. We are currently building a 350-seat comedy club in the Palisades Mall that we expect to open near the end of 2004.

   The most dramatic example of our new focus on entertainment venues is the investment we have made since January 2004 with JHF Properties LLC.
JHF Properties is the developer of a chain of dance clubs that operate under one of the followings trade names: "Banana Joe's,""Margarita Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe." From January through June 2004 our agreement with JHF Properties provided that Headliners would contribute the cost of developing "mega-entertainment complexes," each consisting of a Rascals Comedy Club and a dance club that would bear one of JHF Properties' tradenames. Under that arrangement, Headliners contributed $2,490,000 and received a one-third equity interest in the three complexes that were developed:

   1. a 30,000 square foot facility in Jackson MS that contains a Rascals Comedy Club and six other entertainment venues involving variations on the themes used by JHF Properties' dance clubs. From its opening in March 2004 through September 2004 the Jackson facility reported $2,125,118 in revenue and net income of $293,701.

   2. a dance club in Omaha NE utilizing the JHF Properties tradenames. From its opening in April 2004 through September 2004 the Omaha facility reported $988,493 in revenue and net income of $70,728.

   3. a 15,000 square foot facility in Louisville, KY that contains a 270 seat Rascals Comedy Club and three other entertainment venues involving variations on the themes used by JHF Properties' dance clubs. From its opening in June 2004 through September 2004 the Jackson facility reported $2,156,301 in revenue and net income of $670,344.

   Because we own only a passive interest in these clubs, we cannot at this time consolidate their results with our financial statements. However, at the end of June 2004 we entered into a contract with JHF Properties and Paul Butler, the chief executive of JHF Properties. The contract provides that we will purchase the remaining two-thirds interest in these three facilities from JHF Properties and Mr. Butler. To complete the purchase we are required to pay $1,908,000 within one week after the Securities and Exchange Commission declares effective the prospectus we filed to permit a public resale of shares by Cornell Capital Partners. We anticipate that we will obtain those funds by selling a note to Cornell Capital Partners, to be repaid by puts of common stock under the Standby Equity Distribution Agreement. There is, however, no agreement requiring Cornell Capital Partners to lend money to Headliners.

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

   At the same time that we contracted to acquire the three newly-developed facilities, we entered into contracts with JHF Properties, Paul Butler and Jon Field to acquire seven dance clubs that JHF Properties developed in 2003 and currently operates. That contract has subsequently been amended to cover only three clubs that we will purchase from JHF and Paul Butler. In exchange for the clubs, we have agreed to make 84 weekly payments of $25,000 (a total of $2,100,000) and to issue a total of 62,550,000 shares of our common stock to JHF Properties and Mr. Butler. We expect our contracts with JHF and Mr. Butler to close promptly after the SEC declares our prospectus effective.

   While we have been undertaking these capital intensive efforts to increase the number of our clubs, we have also been offering licensing arrangements that will increase the numbers of Rascals Comedy Clubs with minimal capital commitment by Headliners. Our first such licensing arrangement permitted our licensee to open a 300-seat "Rascals Comedy Club" in Jersey City, New Jersey during the first quarter of 2004. Headliners provides the group with its plans and designs for the club, consulted with the group during the development stage, and is providing bookings for a fee. In return, the licensee pays a monthly royalty to Headliners equal to five percent of its gross receipts throughout the ten-year term of the license. Through September 2004 the Jersey City club had paid us only $6,000, and we anticipate that our revenue from this arrangement will remain modest. However, almost all of the revenue flows through to our bottom line, since we have no operational responsibility for the club, and it has been achieved with no capital commitment.

   In 2003 86% of our revenue came from the two New Jersey restaurant-clubs that we have operated since the 1980s. However we closed our restaurant-club in West Orange NJ in the summer of 2003, and closed our restaurant-club in Ocean NJ in May 2004. On our statement of operations for the first nine months of 2004 and 2003, therefore, the results of the operations of these two facilities have been summarized as "Discontinued Operations." The "Continuing Operations" reflected on our Statement of Operations consists only of our hotel-based club in Cherry Hill NJ, the restaurant and club that commenced operations in Montclair NJ in June, and our video licensing activities.

   The transitions in our business plan have resulted in a marked disparity between revenues and expenses. During the nine months ended September 30, 2004 we incurred general and administrative expenses totaling $4,419,904, including $2,199,305 in expenses that will be settled in cash and $2,220,599 in expenses that we settled by issuance of stock. The dramatic increase in general and administrative expenses reflects, in part, the fact that in the second quarter of 2004 we received cash from loans and private sales of stock totaling $4,740,000. A portion of the recent general and administrative expense represents expenses we incurred in obtaining these funds that are not capital expenses. Another, larger portion of the general and administrative expenses occurred as we promptly utilized a portion of the funds we had raised to implement growth strategies for the future. Finally, our lack of cash requires us to pay with stock the network of individuals who are assisting us in developing and implementing our business plan, which results in a large expense for "stock issued for consulting services."

   In 2005 we expect a number of new revenue sources to contribute to our financial results. The components of revenue in 2005 may include:

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

   * Montclair. To replace our West Orange and Ocean restaurant-clubs, in June 2004 we opened a 13,000 square foot restaurant and comedy club in Montclair, New Jersey. The restaurant and bar in our Montclair facility seats 150, and the showroom seats 400. The property was initially owned by a separate corporation organized by members of Headliners' management. In September 2004, however, they contributed their ownership interest in that corporation to Headliners.

   * Jackson, Omaha and Louisville. If we acquire the remaining two-thirds equity interest in the three entertainment complexes that we developed this year with JHF Properties, their results will be added to our statement of operations. (If we remain only a one-third equity owner, our interest will be accounted for as an investment.) The combined results reported by these clubs during 2004, if annualized, would produce approximately $12 million in revenue and $2.6 million in net income.

   * Dance Clubs. If our contract to acquire three other dance club properties from JHF Properties and Paul Butler closes, our revenue will be increased by the addition of revenues from those properties. The combined results reported by these clubs during the first nine months of 2004, if annualized, would produce over $4 million in revenue and nearly $1 million in net income.

   * Palisades Center. We expect this club to open later in the year and to begin to contribute to our revenue in the first quarter of 2005.

   These new directions in our operations bode well for the future. So while 2004 will be a year of transition, our goal is to return to profitability in 2005. We believe that is an achievable goal.

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

   Through September 30, 2004 Headliners sold a total of 20,003,409 shares to Cornell Capital Partners pursuant to the terms of the Equity Line of Credit Agreement, and received $1,615,000 for those shares. In addition, Cornell Capital Partners has made loans to Headliners, the remaining balance of which totals $3,375,000. The loans will be satisfied by Headliners issuing shares to Cornell Capital Partners under the terms of the Standby Equity Distribution Agreement. The number of shares that will be issued in this way will depend on the market price of our common stock from time to time. At the current market price of $.0135, it will require over 255,000,000 shares to fully satisfy Headliners' obligation to Cornell Capital Partners..

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

   At the present time Headliners has negligible cash on hand. In addition to the ongoing expenses of operating its business, Headliners faces the following cash commitments:

   1. From the funds provided by Cornell Capital Partners, Headliners has advanced $2,490,000 to JHF Properties to fund the development of the three mega-entertainment complexes that we have developed with JHF Properties.
       Our contract with JHF Properties provides that Headliners will acquire a 100% interest in those properties if it contributes an additional $1,908,000 within one week after the Securities and Exchange Commission declares effective the prospectus we filed to permit Cornell Capital Partners to make a public resale of our shares. We expect to fund that obligation by additional borrowing from Cornell Capital Partners, but we do not have a binding commitment from Cornell Capital Partners to provide those funds.

   2. We have an agreement with JHF Properties to develop a mega-entertainment complex in Hampton VA. Headliners has committed to pay JHF Properties $1,400,000 no later than January 2005 to develop the property, although, based on current negotiations, we expect that deadline to be extended. Headliners has issued 7,000,000 shares of common stock to JHF Properties in partial satisfaction of the obligation, as the proceeds realized by JHF Properties from selling those shares will be an offset to Headliners' obligation. At the current market price of $.0135, those shares would produce net proceeds of less than $95,000. The issuance of the 7,000,000 shares has been recorded on Headliners' balance sheet as "construction in progress," offset by an equal liability labeled "construction costs payable." Those balance sheet items will be amortized as the shares are sold.

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

   4. We are currently building our new club in the Palisades Center in Nyack NY. We expect that completion of the club
       will require approximately $250,000.   Once the club
       opens, it will require some capital to pay start-up costs until it achieves break-even operations. Our lease for the facility requires that we pay an annual rental equal to the sum of $119,000 plus 8% of our gross receipts in excess of $1.5 million plus an allocated portion of common area expenses and taxes. However, as the landlord has provided us a rent abatement equal to approximately one year's lease costs, we do not anticipate a significant immediate capital requirement beyond the costs of completing the build-out.

   5. We had over $1.5 million in accounts and notes payable on September 30, 2004, not including the notes payable to Cornell Capital Partners. Included in that number is $119,000 that we have booked as a liability to Andrew Freundlich, although the actual liability is now being determined in litigation and may be less. We do not expect that cash flow from operations will, in the near term, effect any significant reduction in our accounts and notes payable. Therefore we will either need to obtain extended payment terms from our creditors or we will have to obtain additional capital to pay those creditors whose debts are most pressing.

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


Item 3.  Controls and Procedures

   Eduardo Rodriguez, our Chief Executive Officer and Chief Financial
Officer, performed an evaluation of the Company's disclosure controls and
procedures as of September 30, 2004.   Based on his evaluation, he concluded
that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Rodriguez performed his evaluation.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

   (c) Unregistered sales of equity securities

       In July 2004 Headliners sold 30,000,000 shares of common stock to Kevin Waltzer. The shares were sold for $500,000 cash. The sale was exempt pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and who was acquiring the shares for his own accounts. There were no underwriters.

   In July 2004 Headliners issued a total of 3,600,000 shares of common stock to Wall Street At Home.com, Inc. and Oceanic Consulting LLC. The shares were issued in consideration for their services as finders who introduced investors to Headliners. The shares were valued at $.08 per share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to entities whose executives had access to detailed information about Headliners and which were acquiring the shares for their own accounts. There were no underwriters.

   In August 2004 Headliners issued a total of 11,900,000 shares of common stock to Paul Negroni, XXR Consulting, Inc. and Trans Global Industries, Inc. The securities were issued in consideration for their undertaking to provide financial and management consulting services. The shares were valued at $.06 per share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to entities whose executives had access to detailed information about Headliners and which were acquiring the shares for their own accounts. There were no underwriters.

   In August 2004 Headliners issued 2,000,000 shares of common stock to P.A. Whalen & Company. The securities were issued in settlement of a litigation between Headliners and P.A. Whalen. The shares were valued at $.06, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose management had access to detailed information about Headliners and was acquiring the shares for its own account. There were no underwriters.

   In August 2004 Headliners issued 2,000,000 shares of common stock to Stanley Chason. The securities were issued in partial satisfaction of a $265,000 obligation. The shares were valued at $.06, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and was acquiring the shares for his own account. There were no underwriters.

   In August 2004 Headliners issued a total of 3,000,000 shares of common stock to Mark Magnusson and Drew Magnusson. The securities were issued in partial satisfaction of an obligation of approximately $155,000. The amount of the obligation to be satisfied depended on the proceeds to be realized by sale of the shares, and was not known at the time of issuance. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Headliners and were acquiring the shares for their own accounts. There were no underwriters.

   In September 2004 Headliners issued 1,000,000 shares of common stock to Pacific Coast Capital Advisors. The securities were issued in payment for consulting services rendered. The shares were valued at $.05, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose management had access to detailed information about Headliners and was acquiring the shares for its own account. There were no underwriters.

   During September 2004 Headliners sold a total of 2,615,352 shares of common stock to Cornell Capital Partners, LP. The shares were sold for $100,000 cash. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to an entity whose executives had access to detailed information about Headliners and which was acquiring the shares for its own account. There were no underwriters.

   (e) Purchases of equity securities

   The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K.

   Reports on Form 8-K:

   None.

   Exhibits:

     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HEADLINERS ENTERTAINMENT GROUP, INC.


Date: November 22, 2004   By:  /s/ Eduardo Rodriguez
                               ------------------------------------------
                               Eduardo Rodriguez, Chief Executive Officer
                                & Chief Financial Officer