Form 10KSB/A
period 2003-12-31
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2005-03-22
CIK 1107802

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                               FORM 10-KSB/A
                             (Amendment No. 1)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2003.

                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ___________

                        Commission File No. 0-33145

                    HEADLINERS ENTERTAINMENT GROUP, INC.
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


     Transitional Small Business Disclosure Format:    Yes [ ]   No   [X]

                  DOCUMENTS INCORPORATED BY REFERENCE: None

Amendment No. 1
----------------

This amendment is being filed to include revised financial statements and to modify Item 6 - Management's Discussion and Analysis of Results and Financial Conditions as required by the revised financial statements.

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

     The discontinuance of the operations of our principal clubs in 2003 has resulted in marked differences in the results of operations for 2003 compared to the results for 2002. Net sales and cost of sales for both years are attributable entirely to our Cherry Hill club. However, that club was in operation for only one month in 2002. As a result, net sales and cost of sales were approximately ten times greater in 2003 than in 2002.


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

     The transitions in our business plan during 2002 resulted in a marked disparity between revenues and expenses. Since our new operations were only in their early stages in 2003, we continued to realize over 86% of our net sales from our two New Jersey restaurant/comedy club facilities. Since these clubs have now been closed, the results of their operations have been summarized as "Discontinued Operations." Therefore the gross profit of $48,292 that we reported was attributable almost entirely to our Cherry Hill operation, and was not sufficient to support the corporate activities involved in developing our new business plan. These widespread efforts to implement new revenue sources resulted in general and administrative expenses during 2003 of $3,398,455. The portion of general and administrative expenses that are payable in cash was significantly reduced from 2002 ($1,340,969) to 2003 ($999,412).
However, the non-cash expense increased by $2,192,176, as we incurred $2,399,043 in expenses for "stock based compensation" during 2003.

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

Liquidity and Capital Resources

     The magnitude of our losses in recent years has not been matched by reductions in cash, as we have used stock grants to pay expenses whenever possible. Nevertheless, our operations during 2002 consumed $755,199 in cash, and our operations in 2003 used $554,188 in cash. Since we began 2002 with virtually no cash, our continued operations for the past two years required that we borrow the funds needed by our operations. For this reason in November 2002 we borrowed $659,361 from Marod Holdings LLC and Rodmar Holdings LLC, two entities which are controlled by our executive officers. To secure the debt Rascals gave the two entities a secured interest in Rascals' restaurant/clubs in Ocean and West Orange, New Jersey.

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

     At the present time, our liquid assets are negligible, while we had over $2.4 million in accounts and notes payable on Decem ber 31, 2003. We also have plans to fund the build-out of three new clubs during 2003 (Palisades, Montclair, and Shreveport) in addition to funding the joint venture with JHF Properties. Our plan is to use the proceeds from our equity line of credit with Cornell Capital Partners to reduce our payables and to fund our building plans. We are also actively seeking alternative sources of capital investment, as the Cornell Capital Partners equity line is not likely to be sufficient for all of our purposes.

Off-Balance Sheet Arrangements

     We do not have any "off-balance sheet arrangements," as defined in the Regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2003, there was only one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was our determination, detailed in Note 9 to the Consolidated Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when Rascals would commence profitable operations.

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





                         Independent Auditors' Report

To the Stockholders and Board of Directors of Headliners Entertainment Group, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheet of Headliners Entertainment Group, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headliners Entertainment Group, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations, stockholders' equity (deficit) and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming Headliners Entertainment Group, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going
concern.   Management's plans in regard to these matters are also described
in Note 1.   The consolidated financial statements do not include any
adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended have been restated.

                                /s/ Rosenberg Rich Baker Berman & Company
                                -----------------------------------------
                                Rosenberg Rich Baker Berman & Company

    Bridgewater, New Jersey
    April 10, 2004, except for Note 19 as
    to which the date is August 5, 2004
                                                                   F-1






            Headliners Entertainment Group, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                             December 31, 2003
                                As Restated



Assets

Current Assets
 Cash (Note 1)                            $        70
 Assets to be disposed of (Note 16)           186,815
                                             --------
 Total Current Assets                         186,885
                                             --------

Property and equipment, net (Notes 1 and 4)    29,965
                                             --------
 Total Assets                                 216,850
                                             ========

Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses      2,088,764
 Due to officer (Note 8)                       15,143
 Notes payable (Note 5)                       317,000
                                            ---------
 Total Current Liabilities                  2,420,907
                                            ---------

Commitments and Contingencies (Note 10)             -

Stockholders' Deficit
 Common stock, authorized 100,000,000
  shares, $.001 par value, 10,731,731
  shares issued and outstanding
  (Notes 1, 3 and 6)                           10,732
 Additional paid-in capital                 9,263,091
 Accumulated deficit                       (8,628,031)
 Prepaid consulting                        (1,729,849)
 Deferred compensation                     (1,120,000)
                                            ---------
 Total Stockholders' Deficit               (2,204,057)
                                            ---------
 Total Liabilities and Stockholders'
  Deficit                                 $   216,850
                                            =========




See notes to the consolidated financial statements.

          Headliners Entertainment Group, Inc. and Subsidiaries
                   Consolidated Statements of Operations




                                               Year Ended December 31,
                                                2003
                                             As Restated        2002
                                           -----------------------------
Net Sales                                  $   264,317     $    25,119

Costs and Expenses
 Cost of sales                                 145,465          17,807
 Restaurant operating expenses                  70,560           9,295
                                             ---------       ---------
 Total Costs and Expenses                      216,025          27,102
                                             ---------       ---------

Gross Profit (Loss)                             48,292          (1,983)
                                             ---------       ---------
General and Administrative expenses
 General and administrative expenses           999,412       1,340,969
 Stock based compensation (Note 3)           2,399,043         206,867
                                             ---------       ---------
Total General and Administrative Expenses    3,398,455       1,547,836
                                             ---------       ---------
Other Income (Expense)
 Interest expense                             (167,057)        (23,301)
 Other income                                        -          12,887
 Loss on disposal of fixed assets               (1,040)              -
                                             ---------       ---------
Total Other Expense                           (168,097)        (10,414)
                                             ---------       ---------
Loss From Continuing Operations Before
 Income Tax Provision                       (3,518,260)     (1,560,233)

Provision for Income Taxes (Note 1 and 9)          436             240
                                             ---------       ---------
Loss From Continuing Operations             (3,518,696)     (1,560,473)

Discontinued Operations
 Income from operations of the
  discontinued operations
  (net of tax effect of $0)                    239,947         143,384

Loss on disposal of operations
 (net of tax effect of $0)                     (81,321)              -
                                             ---------       ---------
Income From Discontinued Operations            158,626         143,384

Net Loss                                   $(3,360,070)    $(1,417,089)
                                             =========       =========

Earnings (Loss) Per Share From Continuing
 Operations                                $     (1.20)    $    (29.80)
Earnings (Loss) Per Share From
 Discontinued Operations                          0.06            2.73
                                             ---------       ---------
Earnings (Loss) Per Share                  $     (1.14)    $    (27.07)
                                             =========       =========
Weighted Average Number of Common Shares
 Outstanding                                 2,953,237          52,359




See notes to the consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Deficit)
                                 As Restated


                                                                                                          Total
                                Common Stock        Additional                                            Shareholders'
                            -------------------     Paid-in      Accumulated   Prepaid     Deferred       Equity
                             Shares      Amount     Capital      (Deficit)     Consulting  Compensation   (Deficit)
----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001  15,827,422 $  15,827   $ 2,439,293  $(3,850,872)  $        -    $        -    $(1,395,752)

Issuance of Common Stock      1,416,700     1,417       110,033            -            -             -        111,450

Stock Issued for Loan
 Extension                      186,000       186        22,134            -            -             -         22,320

Stock Issued for Services    11,730,000    11,730       906,342            -            -             -        918,072

Stock issued for conversion
 of debt and accrued
 interest                       833,334       833       166,667            -            -             -        167,500

Stock issued for officer
 compensation                   400,000       400         5,200            -            -             -          5,600

Retroactive effect of 500:
 1 reverse common stock
 split                      (30,332,669)  (30,332)       30,332            -            -             -              -

Net Loss                              -         -             -   (1,417,089)           -             -     (1,417,089)
                            ------------------------------------------------------------------------------------------
Balance - December 31, 2002      60,787 $      61   $ 3,680,001  $(5,267,961)  $        -    $        -    $(1,587,899)
                            ------------------------------------------------------------------------------------------
Issuance of Common Stock        120,000 $     120   $    59,880  $         -   $        -    $        -    $    60,000

Stock Issued for Services       895,944       895       843,478            -            -             -        844,373

Stock issued for conversion
 of debt and accrued expenses 4,771,500     4,772       893,342            -            -             -        898,114

Stock issued under employee
 stock purchase plan            500,000       500       267,367            -            -             -        267,867

Stock issued for officer
 compensation                 2,000,000     2,000     1,398,000            -            -    (1,400,000)             -

Amortization of deferred
 officer compensation                 -         -             -            -            -       280,000        280,000

Shares issued for consultant
 services to be provided      2,383,500     2,384     2,121,023            -   (2,123,407)            -              -

Amortization of consultant
 services                             -         -             -            -      398,558             -        398,558

Net Loss                              -         -             -   (3,360,070)           -             -     (3,360,070)
                             -----------------------------------------------------------------------------------------
Balance - December 31, 2003  10,731,731  $ 10,732   $ 9,263,091  $(8,628,031) $(1,729,849)  $(1,120,000)   $(2,204,057)
                             =========================================================================================



See notes to consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                   Year Ended December 31,
                                                       2003
                                                   As Restated      2002
                                                  -------------  ----------
Cash Flows From Operating Activities
 Continuing Operations
  Loss From Continuing Operations                 $ (3,518,260)  $ (1,549,819)

 Adjustments to Reconcile Loss to Net Cash
  Used in Operating Activities
  Depreciation                                          12,188         62,109
  Stock issued for services                          1,154,670        278,292
  Amortization of deferred compensation              1,259,104        206,867

 Decrease (Increase) in Assets
  Deferred charges                                     221,327       (221,327)
  Prepaid expenses                                      10,021         42,289
 Increase (Decrease) in Liabilities
  Accounts payable and accrued expenses                306,762        (74,691)
                                                    ----------     ----------
 Cash (Used in) Continuing Operations                 (554,188)    (1,256,280)
                                                    ----------     ----------
 Discontinued Operations
  Income from discontinued operations                  158,626        143,384

 Adjustments to Reconcile Income to Net Cash
  Provided by Operating Activities
  Decrease in net assets of discontinued operations    259,144        357,697
                                                    ----------     ----------
 Cash Provided by Discontinued Operations              417,770        501,081
                                                    ----------     ----------
 Net Cash (Used in) Operating Activities              (136,418)      (755,199)
                                                    ----------     ----------
Cash Flows From Investing Activities
 Purchase of property and equipment                     (4,526)       (40,845)
                                                    ----------     ----------
 Net Cash Used by Investing Activities                  (4,526)       (40,845)
                                                    ----------     ----------
Cash Flows From Financing Activities
 Repayment of notes payable                             (2,000)       (51,310)
 Repayment on officer loans                            (38,700)             -
 Proceeds from common stock issued                      60,000        111,450
 Proceeds from related party                            90,639        659,361
 Proceeds from officer                                       -         53,843
                                                    ----------     ----------
 Net Cash Provided by Financing Activities             109,939        773,344
                                                    ----------     ----------

Net Decrease in Cash and Equivalents                   (31,005)       (22,700)

Cash and Equivalents at Beginning of Period             31,075         53,775
                                                    ----------     ----------
Cash and Equivalents at End of Period             $         70   $     31,075
                                                    ==========     ==========

See notes to consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for:
  Interest                                        $    15,357    $          -
                                                    =========      ==========
  Income taxes                                    $       430    $        480
                                                    =========      ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  During the year ended December 31, 2003, the Company converted a related party debt of $890,459 into 2,281,213 shares of common stock.

  During the year ended December 31, 2003, the Company converted $16,053 of accrued expenses into 15,000 shares of common stock.

  During the year ended December 31, 2003, the Company issued 2,383,500 share of common stock for $2,123,407 of prepaid consulting services.

  During the year ended December 31, 2002, the Company converted notes payable of $150,000 as well as accrued interest of $17,500 into 105,000 shares of common stock.

See notes to consolidated financial statements.


           Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1)

Basis of Presentation and Business

Headliners Entertainment Group, Inc. (formerly Rascals International, Inc.) was organized as a Delaware corporation in 1992. It is currently engaged in the business of operating comedy clubs in the State of New Jersey. Each club is owned and operated by one of three subsidiaries of Headliners Entertainment Group, Inc.: Rascals Stage Door Grill, Inc., D.E.M., Inc. and Rascals Cherry Hill, Inc. The club operating under D.E.M., Inc. was closed in 2003.

These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headliners Entertainment Group, Inc., the three subsidiaries aforementioned, and Rascals Kendall, Inc., a 75%-owned subsidiary which owned and operated a now-closed club in Kendall, Florida.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at December 31, 2003, current liabilities exceed current assets by $1,155,307 and total liabilities exceed total assets by $474,208. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issues it to raise capital through the sale of the Company's stock via the equity line of credit that has been established. In addition, the Company is focusing on developing a significant number of clubs to achieve an efficient level of operations.

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

Inventories

Inventories consist of food, beverages and supplies. Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. As of December 31, 2003, inventories of $8,938 are included in assets to be disposed of on the balance sheet.

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

            Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1), Continued

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

The Company accounts for revenue from license agreements by amortizing the up-front license fee over the life of the agreement. Revenues from royalties are recognized upon the sale by the licensee with whom the Company has licensing agreements. As of December 31, 2003, the Company did not recognize any revenue from license agreements.

The Company accounts for the revenue from its VIP Platinum memberships by deferring the up-front fee and recognizing the revenue ratably over the membership term, generally one year. As of December 31, 2003, the Company did not recognize any revenue from its VIP Platinum membership.

            Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1), Continued

Stock Based Compensation

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

As required by Statement No. 123 the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance as it is the more readily determinable value.

Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform with 2003 financial statement presentation. The reclassification had no effect on the net loss reported for the year ended June 30, 2002.


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

PREPAID CONSULTING (NOTE 3)

The Company issued 3,279,444 fully vested, non-forfeitable shares of common stock to various consultants for services. 2,383,500 of the shares issued were for $2,123,407 of services that extend into the future and are amortized monthly over the period of the agreement, ranging from one to four years. 895,944 of the shares issued were for $837,559 of services performed in 2003 and were expensed in 2003. All shares issued were valued at the fair market value at the date of the agreement, as there was no readily determinable value for the consulting services provided or to be provided. The Company accounted for the prepaid value of consulting services in accordance with EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Due to factors that may lead to uncertainty regarding the future economic benefit of the prepaid consulting services, the asset has been classified as a contra equity account.

The amortization of the value of the prepaid services for which shares were issued in 2003 for the next four years is as follows:

                               Year Ended

                               2004              $ 1,035,700
                               2005                  638,016
                               2006                   40,875
                               2007                   15,258
                                                   ---------
                                                   1,729,849
                               2003 Amortization     393,558
                                                   ---------
                                                 $ 2,123,407
                                                   =========

            Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

PROPERTY AND EQUIPMENT (NOTE 4)

A summary of property and equipment is as follows:


  Machinery and Equipment            $   36,996
  Furniture and Fixtures                 35,525
                                       --------
  Total                                  72,521

  Less:  Accumulated Depreciation        42,556
                                       --------
                                     $   29,965
                                       ========

Depreciation expense was $12,188 and $54,931 for the years ended December 31, 2003 and 2002, respectively.

NOTES PAYABLE (NOTE 5)

  Notes payable are as follows:

  Note payable, at 16% interest per annum, secured by
   liquor licence on the West Orange, NJ club.  The Note is
   in litigation.  Subsequent to December 31, 2003, the liquor license on the West Orange, NJ Club was sold for $68,000.
   These proceeds were used to reduce this note.                   $ 119,000

  Note payable, at 18% interest.  This note is currently in
   default. In December of 2003, the Company and the creditor reached an agreement, whereby, the Company issued 1,000,000 common shares to the creditor. The issuance of the 1,000,000 shares have been recorded at par value with a corresponding decrease to paid-in capital.  Upon the sale of the shares by the note holder, the note will be reduced by the amount of the proceeds with a corresponding increase to paid-in
   capital.  The Company will still be liable for any shortfall from the proceeds realized by the note holder.  The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the debt recorded.  As of December
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


                                                                   F-10
         Headliners Entertainment Group, Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements

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

INCOME TAXES (NOTE 9)

Provision for income taxes consist of the following:

                                         December 31,
                                       2003       2002
                                    --------------------
        Currently Payable
         Federal                    $   -         $   -
         State                        436           240
                                     ----          ----
         Total                      $ 436         $ 240
                                     ====          ====

The components of the Company's deferred tax asset is as follows:


      Federal and State Net Operating Losses     $ 5,072,000
      Deferred Items                                  34,000
                                                   ---------
                           Totals                  5,106,000
      Less:  Valuation Allowance                  (5,106,000)
                                                   ---------
      Net Deferred Tax Asset                     $         -
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

A reconciliation of the federal statutory tax amount to the Company's actual tax amount for the year ended December 31, 2003 and 2002 is as follows:

           Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

INCOME TAXES (NOTE 9), Continued

                                                 December 31,
                                              2003         2002
                                           -----------------------

             Statutory Benefit             $ 1,500,000  $  457,000

             Loss for Which No Benefit was
              Received                      (1,470,000)   (433,000)
             Non Deductible Expenses           (30,000)    (24,000)
                                             ---------    --------
             Effective Rate                $         -  $        -
                                             =========    ========

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

DEFERRED INCOME AND CREDITS (NOTE 11)

The Company sells comedy tickets in advance for certain performances as well as gift certificates. The deferred income recorded by the Company for prepaid tickets and gift certificates was $31,782 at December 31, 2003 and is included in liabilities to be disposed of on the balance sheet.

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

          Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

LIMITATIONS (NOTE 13)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

STOCK BASE COMPENSATION PLANS (NOTE 14)

In July 2003, the Company's Board of Directors adopted the 2003 Employee
Stock Purchase Plan, (the "Plan"). The Plan was established to provide employees with an opportunity to acquire a proprietary interest in the Company through the purchase of stock. The Plan qualifies under Section 423 of the Internal Revenue Code. Eligible employees are able to purchase up to an aggregate 500,000 shares of the Company's common stock at 85% of the lesser of (a) the fair market value on the first date of the purchase period consisting of two calendar weeks, each commencing on a Sunday and ending on a Saturday, or b the fair market value on the purchase date. In accordance with APB opinion No. 25, Accounting for Stock Issued to Employees, the Company did not recognize compensation expense for the difference between the employees' purchase price and the fair value of the stock. During 2003, 208,500 shares were issued at $0.99 and 291,500 shares were issued at $0.16 under the Plan. Had the Company accounted for the Plan under the fair value method of SFAS 123, additional compensation expense of $47,342 would have been recognized.

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

        A summary of the status of the Company's warrants as of December 31, 2003 and changes during the year then ended is presented below:


                                                        Weighted
                                                         Average
                                        Shares        Exercise Price
                                     --------------------------------

Outstanding at beginning of year        2,200          $    193

Granted                                     -                 -

Exercised                                   -                 -

Expired                                     -                 -
                                       ------             -----
Outstanding at end of year              2,200          $    193
                                       ======            ======

          Headliners Entertainment Group, Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements

STOCK BASE COMPENSATION PLANS (NOTE 14)

On August 5, 2003, Rascals' Board of Directors adopted a Restricted Stock Grant Program (the "Program") pursuant to which 2,000,000 shares of Common Stock were reserved, in August 2003 the restricted shares were issued. Upon issuance of the restricted shares, deferred compensation, equivalent to the fair value of the shares at the date of grant, was charged to equity and is being amortized over the vesting period. Forfeited shares will return to treasury.

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

DISCONTINUED OPERATIONS (NOTE 15)

During 2003, the Company ceased operations at its West Orange, NJ location. The decision to cease operations was based on the expiration of the lease and the landlord's decision to sell the property. The prior years operating activities of the West Orange, NJ location have been reclassified to discontinued operations in the accompanying Statement of Operations. The discontinued operations generated sales of $1,206,750 and $2,886,483 in 2003 and 2002, respectively, and operating income of $192,436 and $223,080, respectively.

In November 2003, the Company decided to cease operations at its Ocean, NJ location, effective in the first quarter of 2004. The decision to cease operations was based on the decline in sales and major renovations needed for the building. The prior years operating activities of the Ocean, NJ location have been reclassified to discontinued operations in the accompanying Statement of Operations. The discontinued operations generated sales of $818,853 and $1,238,159 in 2003 and 2002, respectively, an operating loss of $27,062 in 2003 and operating income of $102,423 in 2002.

ASSETS TO BE DISPOSED OF (NOTE 16)

Assets to be disposed of comprise the following at December 31, 2003:

                Liquor licences           $  158,105
                Inventories                    8,938
                Security deposit               2,500
                Property and equipment        17,272
                                             -------
                Assets to be disposed of  $  186,815
                                             =======

The Company expects to sell the assets to be disposed of in the next fiscal year.

          Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (NOTE 17)

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

          Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements


NEW ACCOUNTING PRONOUNCEMENTS (NOTE 17), Continued

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

SUBSEQUENT EVENTS (NOTE 18)

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

Subsequent to December 31, 2003, the Company has sold a total of 7,955,121 shares to Cornell Capital Partners pursuant to the terms of the Equity Line of Credit Agreement, and received $650,000 for those shares. In addition, Cornell Capital Partners has made loans to the Company, the remaining balance of which totals $850,000. The loans will be satisfied at a rate of $50,000 per week by the Company issuing shares to Cornell Capital Partners under the terms of the Equity Line of Credit Agreement. The number of shares that will be issued in this way will depend on the market price of the Company's common stock from time to time.

From the funds provided by Cornell Capital Partners, Rascals has advanced $825,000 to JHF Properties to fund the development of the four "mega-entertainment complexes" that the Company is developing jointly with JHF Properties.

RESTATEMENT OF PRIOR PERIOD RESULTS (NOTE 19)

The Company restated its financial statements for the year ended December 31, 2003. The restated financial results reflect the following errors:

     - the closing of the West Orange, NJ and Ocean, NJ Club as discontinued operations.
     - a reclassification of prepaid consulting expense to a conta equity in the statement of Stockholders' Equity.
     - a revision to Note 14, STOCK BASE COMPENSATION PLANS, to describe the accounting for the 500,000 shares issued under the 2003 Employee
       Stock Purchase Plan.
     - NOTE 1, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, has been revised to reflect managements plan with respect to the Company's ability to overcome its financial difficulties.
     - NOTE 1, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, has been revised to disclose the Company's policy for accounting for stock based compensation.

           Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements


RESTATEMENT OF PRIOR PERIOD RESULTS (NOTE 19), Continued

     - an adjustment to correct the accounting for our liquor license which was being amortized. In accordance with SFAS 142, the liquor license should not have been amortized.
     - an expansion of the revenue recognition disclosure.
     - an expansion to NOTE 5, NOTES PAYABLE, to further explain the Company's accounting treatment for the 1,000,000 shares issued in consideration of debt.

     The impact of these adjustments on the Company's financial results as originally reported are summarized below:


                                               Year Ended December 31, 2003

                                               As Reported      As Restated
                                             --------------------------------

Assets                                       $ 1,940,421      $ 1,946,699

Net Sales                                    $ 2,352,800      $   264,317

Accumulated deficit                          $(9,739,578)     $(8,628,031)

Net Loss                                     $(4,471,617)     $(3,360,070)

Earnings (Loss) Per Share From Continuing
 Operations                                  $     (1.51)     $     (1.20)

Earnings (Loss) Per Share From Discontinued
 Operations                                  $         -      $      0.06

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