Form 10KSB
period 2004-12-31
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2005-04-15
CIK 1107802

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended December 31, 2004.

                                    OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ____________ to ___________

                        Commission File No. 0-33145

                    HEADLINERS ENTERTAINMENT GROUP, INC.
          -------------------------------------------------------
          (Exact name of the Registrant as specified in Charter)

         Delaware                                         84-1195628
 ---------------------------------------------------------------------------
 (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    ID Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  State the issuer's revenues for its most recent fiscal year:    $1,317,898.

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

  The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of April 12, 2005 was $9,077,501.

  As of April 12, 2005, the number of shares outstanding of the Registrant's common stock was 12,890,977 shares, $.001 par value.

Transitional Small Business Disclosure Format:    Yes [ ]   No  [X]


                DOCUMENTS INCORPORATED BY REFERENCE: None

          FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding Headliners, its business and financial prospects.
These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ materially from the results suggested in this Report. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                  PART 1

Item 1.  BUSINESS

     The Business Plan

     Headliners Entertainment Group, Inc. is the successor to a business operation commenced in 1983. Until June 1, 2004, Headliners' corporate name was "Rascals International, Inc." Headliners began with a comedy club and restaurant in West Orange, New Jersey that operated under the trade name "Rascal Comedy Club.". Until 2003 the West Orange "Rascals" and a sister club/restaurant of the same name in the New Jersey resort area of Ocean Township were the source of substantially all of Headliners' revenue. Nevertheless the success of those clubs in booking and promoting both headliners and rising stars in the field of stand-up comedy made Rascals a name known throughout the comedy industry. Many of today's stars of comedy were helped on their way to fame by appearing at a Rascals Comedy Club. They include talents such as Rosie O'Donnell, Tim Allen, Ray Romano, Chris Rock and Andrew Dice Clay.

     In recent years Headliners has acquired new management, a new business plan, and a new determination to exploit the value of the "Rascals" name as leverage for the growth of our company. Our first effort involved the establishment of a "Rascals Comedy Club" in the Miami area, which copied in essence the operations of our two New Jersey clubs. The expense, however, involved in outfitting a new facility and pushing traffic to a new site exceeded the capacity of our financial resources, and the Miami club was closed in 2000. Spurred on by that experience, however, we have formulated a business plan designed to give Rascals a nationwide presence with a minimum of capital investment. The plan contemplates that we will develop a network of "partners" who recognize the value of the "Rascals" name and our entertainment offerings in attracting consumers of comedy. In exchange for the opportunity to market to these consumers, our "partners" will provide the other resources necessary to business success.

     The plan to "go national" with the "Rascals" name can be understood in four discernable, albeit interrelated, aspects:

          Embedded Clubs. Recently we expanded our focus to explore the advantages of locating a Rascals Comedy Club in a destination location where there is a pre-established clientele. We are currently constructing a Rascals Comedy Club to open this Spring in the Palisades Center in West Nyack, New York, which is the second largest shopping mall in the U.S. We have also developed with JHF Properties three entertainment complexes, two of which (Jackson MS and Louisville KY) combine a Rascals Comedy Club with dance clubs and other entertainment venues and one of which (Omaha
     NE) contains dance clubs only.

          Hotel-Based Clubs. We are underway with a program of establishing "Rascals Comedy Clubs" in premier hotels throughout the U.S. During 2001 we opened a Rascals in the Crowne Plaza Hotel in Phoenix, and another in the Sheraton Springfield at Monarch Place in Springfield, MA. Both of those clubs have since closed. However, since December 2002 we have operated a Rascals Comedy Club in the Hilton Hotel in Cherry Hill, NJ. We are currently in negotiation with a hotel in Asbury Park. In each of these arrangements the hotel will provide the facility (rent-free) and operate the food and beverage service. We provide the show and the promotion only, keep all admission proceeds, and receive a share of the food and beverage gross revenue.

          Licensed Clubs. We have granted a license to an investment group that opened a Rascals Comedy Club in Jersey City, New Jersey in the second quarter of 2004. The Jersey City licensee will pay us a five percent of its gross revenue for use of our trade name and assistance in organizing the club, and may also pay us fees if we book entertainment for their club. We intend to pursue similar arrangements nationally.

          The Library. Headliners owns a library of over 200 hours of recorded performances by major comedic entertainers, such as Tim Allen, Rosie O'Donnell and Drew Carey, made before the comedians became famous. In exchange for the opportunity to appear at Rascals Comedy Club, these entertainers yielded to Headliners the right to market video recordings of their performances at Rascals. This library of videotapes provides Headliners the raw materials from which we can manufacture a limitless supply of comedy products in every audio-visual medium. For example, "The Rascals Comedy Hour" was offered in 35 million homes on pay-per-view television during 2002. As another example, in the Summer of 2003 a major distributor to the home video market commenced marketing three VHS titles containing comedy performances recorded at Rascals. Recently we contracted with Microsoft to provide "Rascals Comedy Classics" for broadcast on Microsoft's new Mobile-based Portable Media
     Center.

     In each of these aspects, our goal is to leverage the "brand-equity" of our Rascals trade name by joining forces with another entity which will underwrite the capital-intensive aspects of marketing comedy, such as site construction, publicity or distribution. We believe that in this way we can achieve a national presence for the Rascals name with a modest capital investment.

     Embedded Clubs

     The concept of the "embedded club" is aimed at attracting customers for our comedy by offering them a richer entertainment experience. The combined restaurant and comedy club facilities that we operated for most of our history represented a first level of the embedded club. Today we are exploring a broad variety of environments in which a Rascals Comedy Club would achieve marketing synergy with other entertainment venues.

     During 2004 we have opened four new facilities representing embedded clubs: our restaurant and comedy club in Montclair NJ and two of the entertainment complexes we developed with JHF Properties, in Jackson MS and Louisville KY. We are currently constructing a club in the Palisades Center in West Nyack NJ that we expect to open in the Spring of 2005. The Rascals Comedy Club in the Palisades Center will be located amidst a complex of restaurants, so we will provide beverage service only. We have also contracted with JHF Properties to develop an entertainment complex in Hampton VA. We expect that complex to open in the Summer of 2005.

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

     Hotel-Based Clubs

     In December 2002 we opened the Rascals Comedy Club at the Hilton Hotel in Cherry Hill, New Jersey. It consists of a comedy room with a seating capacity of 308 in which we produce six shows per week. Our plan is to develop more hotel-based clubs, as opportunities and resources become available.

     Our agreements with the hotels which host our clubs allocate to Headliners the responsibility for booking, marketing and producing the comedy shows, and allocate to the hotel the responsibility for food and beverage service. Headliners promotes the shows through local media, sells the tickets, and retains 100% of the revenue from ticket sales, from which it pays fees to the entertainers and to the Headliners personnel involved in producing the show. The hotel collects payment for food and beverage service, and is responsible for supervising the kitchen and wait staff, who are hotel employees. The hotel is also responsible for compliance with liquor laws. Our agreements provide for a percentage of food and beverage revenue to be paid by the hotel to Headliners.

     The primary advantage of a hotel-based club for Headliners is the efficiency of initiating the club's operations. Since we are moving into an established facility, we are required to make only the minimal capital investment necessary to outfit the comedy room in Rascals' trademark decor. In addition, since the hotels in which we locate are already known as entertainment locations in their communities (even if only as a restaurant location), the expense incurred in "attracting traffic" to the site is generally not much greater than the expense we incur in promoting shows at our established sites. Our estimate is that our capital commitment to a new hotel-based facility, including the working capital required until the club achieves positive cash flow, will generally not exceed $130,000. Occasionally, however, a particular site will be appropriate for a higher quality build-out, which will require a larger investment. This was the case with our club in Cherry Hill, where we installed cherrywood paneling and a state-of-the-art sound system.

     Dance Clubs

     In March 2005 we purchased five dance club operations and acquired the rights to the net income of a sixth. Three of the businesses were developed jointly by Headliners and JHF
Properties during 2004.  The other three were developed by JHF
Properties in 2003.

     The clubs are located in Jackson MS, Omaha NE, Louisville KY, Tucson AZ, Cincinnati OH and Kansas City MO. Each operates under one of the followings trade names: "Banana Joe's,""Margarita Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe." Our agreement with JHF Properties provided that JHF Properties manages the clubs in exchange for a percentage of net cash flow.

     The audited financial statements provided for the six clubs by JHF Properties indicate that during 2004 they generated the following revenue and net income:

                                                       Net
                                      Revenue      Income/(Loss)
                                    -----------    --------------
                Jackson MS(1)      $  2,849,612   $    56,472
                Omaha NE(2)           1,339,334        11,727
                Louisville KY(3)      3,069,247       399,302
                Tucson AZ               817,941       (26,420)
                Cincinnati OH         2,265,743       (14,103)
                Kansas City MO        1,011,850       (11,061)
                                     ----------     ---------
                             Total $ 11,353,827   $   415,917
                                     ==========     =========
                _________________________________________

                (1) Commenced operations in March 2004.
                (2) Commenced operations in April 2004.
                (3) Commenced operations in June 2004.

     Rascals Comedy Library

     Between 1985 and 1992 Headliners developed a library of videotapes of the comedy performances at its West Orange club. The performers on the videotapes include many who achieved stardom: Denis Leary, Drew Carey, Jeff Foxworthy, Rosie O'Donnell, Tim Allen, Ray Romano and others. In exchange for the opportunity to appear at Rascals Comedy Club, each of these performers signed a release giving Headliners the right to reproduce and market the videotapes. Until 2002 the videotapes were co-owned by Headliners and Rob Perna d/b/a Stand and Deliver. In 2002 we divided the library, with Headliners retaining over 200 hours of performances.

     Our library provides an inventory of raw material which Headliners intends to use to develop products and content in a variety of media. At the same time, although Headliners is not currently adding to its library of videotapes, the ongoing operations of our comedy clubs is a potential source of additional valuable media content.

     A considerable portion of our energies during 2002 were devoted to developing outlets for marketing Rascals' comedy outside of our clubs. As a result we entered into an arrangement under which Razor & Tie Direct LLC advanced to Headliners $50,000 in exchange for our agreement to produce three home videos of performances in the Rascals library, which Razor & Tie marketed in 2003. In addition, in the Fall of 2001 we entered into a marketing agreement with iN-DEMAND L.L.C. to market up to 12 programs produced by Headliners on pay-per-view television. Each of those relationships became dormant during 2004, primarily because we lack the personnel required to sustain the relationships. Recently, however, we contracted with Microsoft to provide "Rascals Comedy Classics" for broadcast on Microsoft's new Mobile-based Portable Media Center. When our resources are more full, we intend to again expand our efforts to utilize the Rascals Library as a source of revenue.

     Employees

     The Company currently employs 329 individuals, of whom 75 are full-time employees. The other 254 employees are primarily hosting staff, wait staff, bartenders, and kitchen employees. Of these 9 full-time employees and 38 part-time employees work during the evenings at our Montclair restaurant and club, one full-time employee and two part-time employees work during the performances at our club in Cherry Hill, and sixty full-time employees and 210 part-time employees work at the dance clubs managed by JHF Properties. None of our employees is represented by a union. We believe that our relations with our employees are good.


     Insurance

     As a dispenser of alcoholic beverages, Headliners is subject to state liquor liability ("dram shop") laws. These laws vary from state to state. In general, dram shop laws impose liability on the proprietor of an establishment for damage caused by a customer of the establishment, if the service of alcoholic beverages by the establishment to that customer was a cause of the damage and the establishment service was negligent or otherwise culpable. Since alcoholic beverages are served in all of our clubs, it is particularly important that we maintain insurance against liability.

     At the present time, Headliners is insured by a policy which provides $2,000,000 general aggregate liability coverage. as well as a $10,000,000 commercial umbrella policy. The annual premium for our insurance, which includes this liability insurance, is $102,700.

Item 2.  PROPERTIES

     Since February 2004 the executive offices of Headliners Entertainment Group, Inc. have been located in the building in Montclair, New Jersey adjacent to our new restaurant and Rascals Comedy Club. The offices and the restaurant/club facility is leased to us for a term ending in 2014. We pay $19,000 and a percentage of our gross receipts as monthly rent. We are also responsible for an allocated portion of the landlord's taxes and operating costs.

     Our space in the Palisades Center is held by our subsidiary, Palisades Comedy LLC pursuant to a ten year lease. Headliners guarantees the obligations of Palisades Comedy LLC under the lease. The lease requires us to pay an annual rental equal to $119,000 (increasing to $132,000 in the sixth year) plus 8% of our gross receipts plus an allocated portion of the landlord's taxes and expenses attributable to common areas.

     Our Cherry Hill comedy club is located in the Hilton Hotel, which provides the comedy room to us free of charge.

     Our dance club operations are managed by JHF Properties from an office building in Dublin Ohio. Headliners leases the office space for a five year term, ending on March 31, 2010. We pay a monthly rental of $15,000, which includes CAM charges.

Item 3.  LEGAL PROCEEDINGS

     Rascals International, Inc. v. iCapital Finance Inc., Randall Letcavage and Rosemary Nguyen (Court of Common Pleas, Philadelphia County, Pennsylvania). This action commenced in August 2003. Headliners alleged that the defendants signed investment banking and consulting agreements with Headliners, in which they undertook to perform certain services for Headliners. Headliners further alleges that the defendants failed to perform the services, as a result of which Headliners suffered damages in excess of $1,000,000. The defendants failed to answer the complaint, and a default judgment was entered against them in October 2003. Headliners does not know to what extent, if any, it will be able to enforce the judgment.

     Andrew Freundlich v. Eduardo Rodriguez, Rascals International, Inc., Robert Jaffe, John Doe and Richard Roe. (Superior Court, Union County, State of New Jersey). The plaintiff claims that moneys are owed to him under the terms of a debenture that Headliners sold to him several years ago. We have included $119,000 in "notes payable" on our balance sheet as our estimate of Headliners' potential liability in this action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Market Information

     Our common stock has been listed for quotation on the OTC Bulletin Board under the trading symbol "HLEG.OB." Prior to the reverse split of common stock in March 2005 it was listed under the trading symbol "HLNR.OB." The following table sets forth the bid prices quoted for our common stock on the OTC Bulletin Board during the two years ended December 31, 2004 All prices have been adjusted to reflect the 1-for-1,000 reverse split of common stock effected on March 16, 2005 and the 1-for-500 reverse split of common stock effected on March 28, 2003.

                                             Bid
                                    ---------------------
     Period:                          High         Low
                                     ------      -------
     Jan. 1, 2003 - Mar. 31, 2003  $ 7,000.00  $ 2,000.00
     Apr. 1, 2003 - June 30, 2003  $ 2,990.00  $ 1,010.00
     July 1, 2003 - Sep. 30, 2003  $ 1,550.00  $   210.00
     Oct. 1, 2003 - Dec. 31, 2003  $   600.00  $   140.00

      Jan.1, 2004 - Mar. 31, 2004  $   500.00  $    70.00
     Apr. 1, 2004 - June 30, 2004  $   270.00  $    50.00
     July 1, 2004 - Sep. 30, 2004  $   110.00  $    40.00
      Oct 1, 2004 - Dec. 31, 2004  $    45.00  $     9.00


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

     (d) Sale of Unregistered Securities

     In December 2004 Headliners issued 5,000 shares of common stock to Speridon Rouhana. The securities were issued in consideration for his undertaking to provide financial and management consulting services. The shares were valued at $15 per share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and who was acquiring the shares for his own account. There were no underwriters.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange
Act during the 4th quarter of 2004.

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

     Recently we have expanded our new direction from hotel-based clubs to clubs in entertainment venues, where a large, pre-existing clientele can be converted into customers of our club. As our first effort in this new type of environment, in December 2003 we signed a ten year lease for 7,000 square feet in the Palisades Center, the second largest retail mall in the United States. Although we did not at that time have the funds needed to build the club, we committed to the lease with the expectation that our Standby Equity Distribution Agreement with Cornell Capital Partners would provide us the necessary capital. We are currently building a 350-seat comedy club in the Palisades Mall that we expect to open in the Spring of 2005.

     The most dramatic example of our new focus on entertainment venues is our acquisition in March 2005 of six dance clubs, two of which contain Rascals comedy clubs. We acquired the clubs from JHF Properties LLC, which is the developer of a chain of dance clubs that operate under one of the followings trade names:
"Banana Joe's,""Margarita Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe."

     During 2004 we owned only a passive interest in three of those clubs. Therefore, for 2004, we did not consolidate their results with our financial statements. Instead we accounted for our investment in these clubs using the cost method. We adopted this method of accounting for the investments because we did not exercise significant influence over the operations of the clubs in 2004. Since March 31, 2005, however, we have owned five of the clubs and have held the rights to the net profits of a sixth. Beginning in the second quarter of 2005, therefore, we will consolidate the financial results of the clubs with our other operations. This will result in a significant increase in our revenues, as the six clubs reported $11,353,827 in revenue for 2004, although three of the clubs only commenced operations in Spring of that year.

     While we have been undertaking these capital intensive efforts to increase the number of our clubs, we have also been offering licensing arrangements that will increase the numbers of Rascals Comedy Clubs with minimal capital commitment by Headliners. Our first such licensing arrangement permitted our licensee to open a 300-seat "Rascals Comedy Club" in Jersey City, New Jersey during the first quarter of 2004. Headliners provides the group with its plans and designs for the club, consulted with the group during the development stage, and is providing bookings for a fee. In return, the licensee pays a monthly royalty to Headliners equal to five percent of its gross receipts throughout the ten-year term of the license. During 2004 the Jersey City club had paid us only $12,500, and we anticipate that our revenue from this arrangement will remain modest. However, almost all of the revenue flows through to our bottom line, since we have no operational responsibility for the club, and it has been achieved with no capital commitment.

     In 2003 86% of our revenue came from the two New Jersey restaurant-clubs that we have operated since the 1980s. However we closed our restaurant-club in West Orange NJ in the summer of 2003, and closed our restaurant-club in Ocean NJ in May 2004. On our statement of operations for 2004 and 2003, therefore, the results of the operations of these two facilities have been summarized as "Discontinued Operations." The "Continuing Operations" reflected on our Statement of Operations consists only of:

     * our hotel-based club in Cherry Hill NJ, which has been contributing to revenue since December 2002;
     * our restaurant and club in Montclair NJ in June, which has been contributing to revenue since June 2004; and
     * our video licensing activities, which have made a modest contribution to revenue since 2002.

     The discontinuance of the operations of our principal clubs in 2003 has resulted in marked differences in the results of operations for 2004 compared to the results for 2003. The $1,317,898 in net sales and $582,687 in cost of sales reported for 2004 are attributable to the operations of both the new Montclair club and restaurant and our club at the Cherry Hill Hilton. The $264,317 in net sales and $145,465 in cost of sales reported for 2003 were contributed by the Cherry Hill club only.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. In 2004 we incurred general and administrative expenses totaling $9,445,982, including $3,650,133 in expenses that were or will be settled in cash and $5,795,849 in expenses that we settled by issuance of stock. The dramatic increase in general and administrative expenses reflects, in part, the fact that in the second quarter of 2004 we received cash from loans and private sales of stock totaling $4,740,000. A portion of the recent general and administrative expense represents expenses we incurred in obtaining these funds that are not capital expenses. Another, larger portion of the general and administrative expenses occurred as we promptly utilized a portion of the funds we had raised to implement growth strategies for the future. Finally, our lack of cash requires us to pay with stock both our executives and the network of individuals who are assisting us in developing and implementing our business plan, which results in a large expense for "stock issued for consulting services."

     In 2005 we expect a number of new revenue sources to contribute to our financial results. The components of revenue in 2005 will include:

     (1) Cherry Hill. We are now realizing approximately $22,000 per month in revenue from our Cherry Hill hotel-based operation, which commenced operations in December 2002. Although this sales level is far lower than the levels we maintained in West Orange or Ocean, we generate it with only one full-time and three part-time employees (compared to dozens at our restaurant-club combinations). So we are realizing an average monthly profit in Cherry Hill of approximately $13,000.

     (2) Montclair. To replace our West Orange and Ocean restaurant-clubs, in June 2004 we opened a 13,000 square foot restaurant and comedy club in Montclair, New Jersey. The restaurant and bar in our Montclair facility seats 150, and the showroom seats 400. The property was initially owned by a separate corporation organized by members of Headliners' management. In October 2004, however, they contributed their ownership interest in that corporation to Headliners.

     (3) Dance Clubs. The six dance clubs that we acquired in March 2005 generated $11,353,827 in revenue and $415,917 in net income in 2004. The three most profitable of the clubs, those in Louisville, Jackson and Omaha, were in operation for only a portion of 2004. So we expect results for 2005 to be an improvement over 2004. Commencing in the second quarter of 2005, those results will be consolidated with our other operations.

     (4) Palisades Center. We expect this club to open to begin to contribute to our revenue in the second quarter of 2005.

     These new directions in our operations bode well for the future. So while 2004 was a year of transition, our goal is to return to profitability in 2005. We believe that is an achievable goal.

Liquidity and Capital Resources

     In order to obtain the funds necessary to acquire our six new dance clubs and construct our facilities in Montclair and the Palisades Center, we have borrowed nearly $10 million from Cornell Capital Partners. At December 31, 2005, we owed Cornell Capital Partners $3,025,000. Today the debt totals $7,500,000, consisting of two notes. One note, for $4,500,000, requires Headliners to make monthly payments of $750,000 plus interest, commencing on August 25, 2005. If Headliners defaults in making any payment, Cornell Capital Partners will be entitled to convert the note into common stock at a conversion price equal to the lesser of $12.00 or 80% of the then-current bid price. The note is secured by a pledge of all of Headliners' assets. The second note, for $3,000,000, provides that Headliners will make monthly principal payments of $100,000 plus accrued interest commencing on May 23, 2005. Headliners' obligation is secured by a pledge of all of its assets. Headliners also pledged 100,000,000 shares of its common stock to secure its obligations under the second note.

     In order to satisfy our debt to Cornell Capital Partners we have entered into a "Standby Equity Distribution Agreement" with Cornell Capital Partners. The Standby Equity Distribution Agreement becomes effective when we provide Cornell Capital Partners with a prospectus that will permit it to resell to the public any shares it acquires from Headliners. During the two years after the Securities and Exchange Commission declares that prospectus effective, Headliners may demand that Cornell Capital Partners purchase shares of common stock from Headliners. Headliners may make a demand no more than once every seven trading days. The maximum purchase price on each demand is $500,000. The Standby Equity Distribution Agreement recites that Headliners may demand from Cornell Capital Partners up to $30,000,000 during its term. The number of shares that Cornell Capital Partners will purchase after a demand will be determined by dividing the dollar amount demanded by a per share price. The per share price used will be 98% of the lowest daily volume-weighted average price during the five trading days that follow the date a demand is made by Headliners. Cornell Capital Partners is required by the Agreement to pay each amount demanded by Headliners, unless (a) there is no prospectus available for Cornell Capital Partners to use in reselling the shares, (b) the purchase would result in Cornell Capital Partners owning over 9.9% of Headliners outstanding shares, or (c) the representations made by Headliners in the Agreement prove to be untrue.

     Our plan is to sell common stock to Cornell Capital Partners in order to meet our debt service obligations. This will result in a significant increase in our outstanding common stock. At the market price of $4.38 per share on April 12, 2005, satisfaction of our entire debt to Cornell Capital Partners would require that we issue approximately 1,750,000 shares. However, the influx of shares in that quantity into the market is likely to result in a reduction in the market price for our common stock. Therefore it is likely that considerably more shares will have to be sold in order to satisfy our obligations to Cornell Capital Partners.

     With the proceeds of our sale of notes to Cornell Capital
Partners, we have substantially alleviated our capital commitments. Nevertheless, in addition to the ongoing expenses of operating its business, Headliners faces the following cash commitments:

     *   We are currently building our new club in the
         Palisades Center in Nyack NY.  We expect that
         completion of the club will require
         approximately $750,000, most of which we have
         reserved from our most recent transaction with
         Cornell Capital Partners.   Once the club opens,
         it will require some capital to pay start-up costs until it achieves break-even operations.
         Our lease for the facility requires that we pay an annual rental equal to the sum of $119,000 plus 8% of our gross receipts in excess of $1.5 million plus an allocated portion of common area expenses and taxes. However, as the landlord has provided us a rent abatement equal to approximately one year's lease costs, we do not anticipate a significant immediate capital requirement beyond the costs of completing the build-out.

     *   We have a management services agreement with JHF
         Properties LLC, under which JHF Properties is managing our six new dance clubs. In compensation for its services, we have issued and will continue to issue common stock to the owner of JHF Properties. The management services agreement provides that if JHF
         Properties obtains less than $2,300,000 in proceeds from the sale of that common stock during the next year, it may call upon Headliners to pay the shortfall in cash at certain times during the year. If Headliners fails to do so, JHF Properties may terminate the arrangements under which it is required to transfer to Headliners the new facility in Hampton VA and/or the existing facility in Louisville KY.

     * We had over $2.4 million in accounts and notes payable on December 31, 2004, not including the notes payable to Cornell Capital Partners that totaled $3,025,000 on that date (subsequently increased to $7,500,000). We do not expect that cash flow from operations will, in the near term, effect any significant reduction in our accounts and notes payable. Therefore we will either need to obtain extended payment terms from our creditors or we will have to obtain additional capital to pay those creditors whose debts are most pressing.

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

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2004, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. One was our determination, detailed in Note 11 to the Consolidated Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when Headliners would commence profitable operations. A second was our determination, detailed in Note 4 to the Consolidated Financial Statements, that we should write-off $1,958,510 in prepaid consulting at December 31, 2004. The primary reason for that determination was our uncertainty as to whether we would continue to receive economic benefit from the consulting contracts.

     We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2004.

Off-Balance Sheet Arrangements

     We do not have any "off-balance sheet arrangements," as defined in the Regulations of the Securities and Exchange
Commission.

Risk Factors That May Affect Future Results

     Our expectations regarding the future of Headliners will be realized only if we are able to avoid the adverse effects of many risks and contingencies. You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could have a substantial adverse effect on our future financial results. Those adverse results, in turn, could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

              I.  RISKS ATTENDANT TO OUR BUSINESS

     WE MAY NOT BECOME PROFITABLE.

     Headliners Entertainment Group has incurred substantial operating losses during the past three years. In order to achieve profitability it will be necessary that we either expand operations to a point sufficient to cover overhead or establish new sources of revenue. Failing such developments, it is likely that we will continue to sustain net losses.

     WE MAY BE UNABLE TO SATISFY OUR CURRENT DEBTS.

     We currently owe Cornell Capital Partners $7,500,000 and have other debts and liabilities in excess of $3,000,000. The cash flow from our operations is not sufficient to service those debts. So we will be required to sell large amounts of our common stock in order to satisfy those debts. If we are unable to do so, our business will fail.

     CURRENT SHAREHOLDERS WILL SUFFER DILUTION AS A RESULT OF OUR
FINANCING ACTIVITIES.

     If we are able to sell equity in Headliners Entertainment Group and raise the capital we need to pay our debts, it is almost certain that the sale will occur at a price which is less than the market price for our common stock when the sale occurs. For example, our equity line of credit agreement with Cornell Capital Partners provides that we will sell shares to that entity at a price equal to 98% of the lowest daily volume-weighted average price during the five trading days after we put the shares to them. Because the market price of our shares is volatile, the price at which we sell to Cornell has to date generally been 80% to 90% of the market price on the date we made the put. In addition, we pay fees totaling 8% of the purchase price in connection with each put to Cornell, with the result that we generally obtain only 70% to 80% of the market price for shares we sell to Cornell Capital Partners.

     Other terms may be negotiated with investors which could have the effect of diluting the interest of current shareholders in the equity of Headliners Entertainment Group. For example, in May, June and July 2004, our relationship with JHF Properties would have terminated if we could not obtain immediate funds to satisfy our commitment to JHF Properties. The only offers we received at that time were from 31 investors who agreed to purchase shares for prices that ranged from 20% to 50% of the market price when the sales were effected. If such an urgent need for cash were to occur in the future, we might again be forced to sell our equity at below-market prices. Our Standby Equity Distribution Agreement with Cornell Capital Partners provides that Headliners is not permitted to sell its common stock at prices below the public bid. However, Cornell Capital Partners has waived that provision in the past, and may do so in the future if Headliners requires capital funds that can only be obtained by a below-market sale of equity. Such sales would dilute the equity of existing shareholders.

     COMPETITION FROM WELL-CAPITALIZED COMPANIES INVOLVED IN THE
COMEDY CLUB BUSINESS COULD HINDER OUR GROWTH.

     The comedy club business is dominated by a small number of well-known, well-financed companies. As we seek advantageous locations for our clubs, we may face competition from one or more of these competitors. If one of these well-established competitors were to make a concerted effort to secure a location, it would be very difficult for us to compete effectively. This may limit our access to business opportunities.

     LIABILITY FROM LAWSUITS BASED ON "DRAM SHOP" LAWS COULD
EXCEED OUR INSURANCE COVERAGE.

     In most states where Headliners locates clubs, there will be liquor liability ("dram shop") laws. These laws vary from state to state. In general, dram shop laws impose liability on the proprietor of an establishment for damage caused by a customer of the establishment, if the service of alcoholic beverages by the establishment to that customer was a cause of the damage and the establishment service was negligent or otherwise culpable. Since we will serve alcoholic beverages in all of our clubs, we will be subject to the risk that lawsuits arising under dram shop laws could produce judgments that exceed our insurance coverage and imperil our capital.

              II.  RISKS ATTENDANT TO OUR MANAGEMENT

     OUR BUSINESS DEVELOPMENT WOULD BE HINDERED IF WE LOST THE
SERVICES OF OUR PRESIDENT.

     Eduardo Rodriguez is the President of Headliners Entertainment Group. Mr. Rodriguez is the only executive employed on a full-time basis by Headliners Entertainment Group. Mr. Rodriguez is responsible for strategizing not only our business plan but also the means of financing it. If Mr. Rodriguez were to leave Headliners Entertainment Group or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of Headliners Entertainment Group until a suitable replacement for Mr. Rodriguez could be retained.

     SINCE THE SIX DANCE CLUBS THAT WE RECENTLY OBTAINED
REPRESENT THE LARGEST PORTION OF OUR BUSINESS, OUR SUCCESS WILL
DEPEND ON THE MANAGEMENT SKILLS OF THE INDIVIDUALS WHO NOW MANAGE
THOSE DANCE CLUBS.

     In March 20005 we acquired six dance clubs and paid a $1.4 million fee to build one additional club. The revenue from those clubs will far exceed the revenue we now realize from our comedy clubs. However, neither of our present officers has any experience in the business of operating dance clubs. We will, therefore, rely on the company from which we are acquiring the dance clubs to provide us sound management in the future. If its services became unavailable, or if its management decisions were unsound, it would have a serious adverse effect on our business.

     HEADLINERS ENTERTAINMENT GROUP IS NOT LIKELY TO HOLD ANNUAL
SHAREHOLDER MEETINGS IN THE NEXT FEW YEARS.

     Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held.

     Since it became a public company in 1999, Headliners Entertainment Group has never held an annual or a special meeting of shareholders. The Board of Directors of Headliners Entertainment Group consists of the same individuals who served in 2000. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Therefore, any new members of the Board of Directors or any replacements for current members will be nominated and elected by the present members of the Board.

     RELATED PARTY TRANSACTIONS MAY OCCUR ON TERMS THAT ARE NOT
FAVORABLE TO HEADLINERS ENTERTAINMENT GROUP.

     The two members of our Board of Directors, Eduardo Rodriguez and Michael Margolies, directly and through their families, control 59% of the voting power of Headliners Entertainment Group. For the foreseeable future, therefore, they will control the operations of Headliners Entertainment Group. In the past they have been the Managers of limited liability companies that were senior secured creditors of Headliners and that owned the properties where Headliners' New Jersey restaurant clubs operated. It is possible that they will engage in other transactions with Headliners Entertainment Group. It is unlikely that they will obtain independent confirmation that the terms of such related party transactions are fair. If the terms are unfair to Headliners Entertainment Group, the transactions could harm our operating results.

Item 7.   FINANCIAL STATEMENTS

     The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A.  CONTROLS AND PROCEDURES

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The term refers to the controls and procedures of a company that are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on his evaluation, he concluded that the controls and procedures in place at that date were sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's reports filed under the Exchange Act will be disclosed on a timely basis in those reports.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                     Postions with             Director
Name                    Age          the Company               Since
-----------------------------------------------------------------------------
Eduardo Rodriguez       43           Chairman, Chief           1998
                                      Executive Officer,
                                      Chief Financial
                                      Officer

Michael Margolies       77            Secretary,               2001
                                      Director


     Eduardo Rodriguez has served as Chief Executive Officer of Headliners since 1998. Immediately prior to joining Headliners , Mr. Rodriguez served as President of Lancaster Consultants, Inc., a company involved in financial management and consulting. Mr. Rodriguez also serves as Chief Executive Officer of Global Concepts, Ltd. (OTCBB: GCCP), a conglomerate primarily involved in warehousing and transportation services.

     Michael Margolies became Vice Chairman and Secretary of Headliners in January 2002, after having served on our Board of Directors for the prior year. Mr. Margolies resigned from his position as Vice Chairman in March 2005. From 1998 until March 2005 Mr. Margolies was employed as Chief Executive Officer of Global Concepts, Ltd. (OTCBB: GCCP), a conglomerate primarily involved in warehousing and transportation services.

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

Compliance with Section 16(a) of the Exchange Act

     None of the directors, officers or beneficial owners of more than 10% of Headliners' common stock failed to file on a timely basis reports required during 2004 by Section 16(a) of the Exchange Act, except as follows: Messrs. Rodriguez and Margolies each failed to file two reports on Form 4 when due.

Item 10.  EXECUTIVE COMPENSATION

     This table itemizes the compensation we paid to Eduardo Rodriguez, who served as our Chief Executive Officer during 2004, and to Michael Margolies, who was our Vice Chairman during 2004. There was no officer whose salary and bonus for services rendered during the year ended December 31, 2003 exceeded $100,000.

                                                               Other
                                 Year          Salary       Compensation
                               --------------------------------------------
     Eduardo Rodriguez.......    2004      $    22,000      $ 572,654 (1)
                                 2003          145,228 (2)     10,800 (3)
                                 2002           40,000         10,800 (3)

     Michael Margolies.......    2004      $    27,500      $ 562,564 (1)
                                 2003          145,228 (2)          0
                                 2002                0              0
          ______________________

(1) In April 2004 the Board of Directors waived the vesting conditions applicable to 1,000 shares of stock issued to each of the executives. $560,000, the market value of the shares that vested, is included in "Other Compensation." The remaining "Other Compensation" represents premiums paid for health insurance.

(2) Represents shares acquired in lieu of salary under the Employee Stock Purchase Plan.

(3) Represents paid for health insurance and payments made to supply Mr. Rodriguez with an automobile.

     Employment Agreements

     On March 7, 2005 Headliners entered into a "Joint Management Agreement" with Global Concepts, Ltd., Eduardo Rodriguez, Michael Margolies, The Rodriguez Family Trust and The Margolies Family Trust. The Joint Management Agreement contained the following provisions relevant to Headliners:

     - The Rodriguez Family Trust and The Margolies Family Trust agreed to organize a limited liability company. The Trusts, as well as Rodriguez and Margolies, will contribute their Headliners shares to the Trust on August 15, 2005. Headliners will pay a fee of $5,000 per month to the limited liability company in compensation for the services of Rodriguez and Margolies.

     - Headliners entered into five year Employment Agreement with Rodriguez.

     -  Margolies resigned from his position as Vice Chairman of Headliners.

     -  Headliners entered into a five year advisory agreement with Margolies.

     - Rodriguez and Margolies agreed that they would each serve as members of Headliners' Board of Directors. They also agreed to elect a third member, to be nominated by Rodriguez.

     - Headliners, Rodriguez and Margolies agrees that until the death of Rodriguez or Margolies, the compensation and benefits paid by Headliners to Rodriguez will exceed the compensation and benefits paid by Headliners to Margolies by $175,000.

     Headliners' Employment Agreement with Rodriguez provides that he will serve as President. His compensation will be $200,000 per annum plus an automobile allowance of $1,000 per month. The fee payable to Rodriguez will continue for the term of the agreement, notwithstanding Rodriguez' death or disability. The agreement terminates on January 31, 2010, except that Rodriguez covenanted that for one year after termination he will not engage in activities that are competitive with Headliners.

     Headliners' Advisory Agreement with Margolies provides that he will consult with the Board of Directors and the President on matters of business development, investor relations public relations and finance. Headliners will pay Margolies a fee of $25,000 per annum and provide him the same benefits as are provided to Headliners' executive officers. The fee payable to Margolies will continue for the term of the agreement, notwithstanding Margolies' death or disability. The agreement terminates on January 31, 2010, except that Margolies covenanted that for one year after termination he will not engage in activities that are competitive with Headliners.

     Stock Options

     None of our officers or directors holds any options to purchase Headliners securities.

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

     There are 12,890,977 shares of our common stock outstanding on the date of this Report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                               Amount and
                               Nature of
     Name and Address          Beneficial              Percentage
     of Beneficial Owner (1)   Ownership (2)            of Class
     --------------------------------------------------------------
     Eduardo Rodriguez        7,633,533 (3)(4)             59.2%

     Michael Margolies        7,603,528 (3)                59.0%

     All Officers and
     Directors As a
     Group (2 persons)        7,637,061 (3)(4)             59.2%

     Kevin Waltzer            2,441,427                    18.9%
     17 Larkspur Lane
     Newtown, PA 18940

     Paul Butler                770,000                     6.0%
     6728 Hyland Croy
     Dublin, OH 43016
     ____________________________________

     (1)  Except as noted, the address of all shareholders is c/o
          Headliners Entertainment Group, Inc., 501 Bloomfield Avenue, Montclair, NJ 07042

     (2)  All shares are owned of record unless otherwise indicated.

     (3) The shares beneficially owned by Messrs. Rodriguez and Margolies each include 7,600,000 shares owned of record by G&H Management LLC. Mr. Rodriguez is the Manager of G&H Management. The Rodriguez Family Trust owns 51% of the equity in G&H Management LLC. The Trustee of The Rodriguez Family Trust is Mr. Rodriguez' spouse, and the beneficiaries of the Trust are his wife and children. The remaining 49% of the equity in G&H Management LLC is owned by The Margolies Family Trust. The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children.

     (4) Includes 30,000 shares owned by Kevin Waltzer, who has given Mr. Rodriguez an irrevocable proxy to vote the shares at any meeting of shareholders.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2004.

                              Number of                          Number of
                              securities       Weighted          securities
                              to be            average           remaining
                              issued upon      exercise          available
                              exercise of      price of          for future
                              outstanding      outstanding       issuance
                              options,         options,          under equity
                              warrants         warrants          compensation
                              and rights       and rights        plans
                           ---------------------------------------------------
Equity compensation plans
 approved by security
 holders..........                 0                --                0

Equity compensation plans
 not approved by security
 holders*.........           165,000            $90.00                0
                             -------            ------            -----
Total.............                 0                --                0


* In May 2004 the Board of Directors granted warrants to the Company's two officers to purchase a total of 165,000 shares at an exercise price of $90.00 per share. The warrantes were terminated in February 2005.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Sale and Lending

     On September 26, 2002 Marod Holdings, LLC sold to Commerce Bank the land and buildings at 425 Pleasant Valley Way in West Orange, New Jersey. D.E.M., Amusements, Inc., a subsidiary of Headliners , by lease from Marod Holdings, carried on the operation of a restaurant and comedy club on those premises. By arrangement with Commerce Bank, D.E.M. Amusements, Inc. continued to carry on that business until June 2003, at which time D.E.M. Amusement's lease for the premises expired.

     Marod utilized a portion of the proceeds of the sale of the West Orange property to reduce the principal amount of the mortgage held by Hudson United Bank on the West Orange premises
as well as on the premises in Ocean.   The mortgage loan
encumbering the properties was reduced from a principal amount of approximately $2,250,000 to a principal amount of approximately $1,250,000. That amount was retired in December 2003 when Rodmar sold the property in Ocean Township, New Jersey where Headliners other club and restaurant complex was located.

     Upon completion of the sale of the West Orange property, Marod Holdings assigned to Rodmar Holdings a beneficial interest in a portion of the proceeds from the sale. Marod Holdings and Rodmar Holdings subsequently loaned to Headliners a total of $659,361. Headliners used the proceeds of the loan primarily to reduce its outstanding payables. The Loan Agreement provided for the sale to each of Rodmar Holdings and Marod Holdings of fifteen shares of Headliners 's common stock for a price of $7,500.

     In consideration of the loan, Headliners entered into a Loan Agreement and a Pledge Agreement with Rodmar Holdings and Marod Holdings, and Headliners executed a Promissory Note in favor of Rodmar Holdings and Marod Holdings. The Promissory Note was in the principal amount of $641,204 and bore interest at twelve percent per annum. The Promissory Note called for payment of $25,000 per month, commencing on January 2, 2003, with payment of the unpaid balance of the Note on December 31, 2003. In May 2003 Headliners reduced its obligation under the Promissory Note by $500,000 by issuing 1,000 shares of common stock to Rodmar Holdings, LLC. In December 2003 Headliners satisfied the remainder of the obligation on the Promissory Note and other debts to Rodmar Holdings and Marod Holdings by issuing them 1,250 shares of common stock.

     The members of Marod Holdings and Rodmar Holdings are the spouse of Eduardo Rodriguez (in trust for their minor children) and the Margolies Family Trust. The Managers of Marod Holdings and Rodmar Holdings are Messrs. Eduardo Rodriguez and Michael Margolies, who are members of Headliners 's Board of Directors.

     Rascals Montclair, Inc.

     In June 2003 Headliners' lease for the property in West Orange, New Jersey on which Headliners operated a club and restaurant terminated. For several months, Headliners' management looked for a location where the club and restaurant could be reopened. However, because of Headliners' lack of capital, landlords were unwilling to rent space to Headliners on favorable terms and contractors were unwilling to extend credit to Headliners for construction of the new facility. Therefore Eduardo Rodriguez and Michael Margolies, Headliners' officers, organized Rascals Montclair, Inc., which is owned by The Margolies Family Trust, the Rodriguez Family Trust and Jerry Pontones, Headliners' Director of Operations. Rascals Montclair, Inc. then entered into a lease for space in Montclair, New Jersey and proceeded to develop a replacement for the West Orange club and restaurant. The Montclair club and restaurant opened in June 2004.

     The development of Headliners' financing relationship with Cornell Capital Partners led to a change in the plan for development of the Montclair facility. It had originally been contemplated that Rascals Montclair, Inc. would provide most of the funds needed to build the new facility. However, during 2004 Cornell Capital Partners agreed to advance significant sums to

Headliners as loans to be amortized through the put procedure set forth in the Standby Equity Distribution Agreement. With these funds, therefore, Headliners provided most of the cash required to complete the Montclair facility - approximately $1.1 million. Accordingly, on October 1, 2004 the owners of Rascals Montclair, Inc. transferred their interests in that entity to Headliners for no consideration.

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

3-a(2) Certificate of Amendment to Articles of Incorporation dated May 24, 2004 - filed as an exhibit to the Current Report on Form 8-K dated May 29, 2004 and incorporated herein by reference.

3-a(3)  Certificate of Amendment to Articles of Incorporation dated March 15,
        2005.

3-b     By-laws. (1)

10-a Joint Management Agreement dated March 7, 2005 among Headliners Entertainment Group, Inc., Global Concepts, Ltd., Eduardo Rodriguez, Michael Margolies, The Rodriguez Family Trust and The Margolies Family Trust - filed as an exhibit to the Current Report on Form
        8-K dated March 7, 2005 and incorporated herein by reference.

10-b Promissory Note issued to Cornell Capital Partners dated January 25, 2005 - filed as an exhibit to the Current Report on Form 8-K dated January 26, 2005 and incorporated herein by reference.

10-c Secured Promissory Note dated March 21, 2005 issued by the Registrant to Cornell Capital Partners, LP - filed as an exhibit to the Current Report on Form 8-K dated March 21, 2005 and incorporated herein by reference.

10-d Standby Equity Distribution Agreement dated March 16, 2005 between Headliners Entertainment Group, Inc. and Cornell Capital Partners, LP - filed as an exhibit to the Current Report on Form 8-K dated March 16, 2005 and incorporated herein by reference.

10-e Consolidated Acquisition Agreement dated March 29, 2005 among Headliners, Paul Butler and JHF Properties, LLC - filed as an exhibit to the Current Report on Form 8-K dated March 29, 2005 and incorporated herein by reference.

10-f Shopping Center Lease dated November 28, 2003 between Eklecco LLC and Palisades Comedy LLC d/b/a Rascals Comedy Club for premises in the Palisades Center, West Nyack, NY
        - filed as an exhibit to the Registration Statement on Form SB-2 (333-116117) and incorporated herein by reference

21      Subsidiaries -  Rascals Comedy Club Stage Door Grill, Inc.
                        D.E.M. Amusements, Inc.
                        Rascals Cherry Hill, Inc.
                        Rascals Montclair Inc.
                        Palisades Comedy LLC
                        1133 Sycamore Street LLC
                        4115 Mill Street LLC
                        296 N. Stone LLC
                        6107 Ridgewood Rd LLC
                        1299 Farnam St LLC

31       Rule 13a-14(a) Certification

32       Rule 13a-14(b) Certification
_____________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB and incorporated herein by reference.

    (c) Reports on Form 8-K

    Report dated December 8, 2004 regarding Item 4.01 - Change in Certifying Accountant.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Bagell, Josephs & Company LLC was retained by Headliners on
December 8, 2004 to serve as its principal accountant. Prior to that date, Bagell, Josephs & Company LLC did not perform any services nor receive any fees from Headliners.

     Audit Fees

     Bagell, Josephs & Company LLC billed $18,000 to the Company for professional services rendered for the audit of our 2004 financial statements.

     Audit-Related Fees

     Bagell, Josephs & Company LLC billed $0 to the Company in 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

     Tax Fees

     Bagell, Josephs & Company LLC billed $0 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Bagell, Josephs & Company LLC billed $0 to the Company in 2004 for services not described above.

     It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

                     BAGELL, JOSEPHS & COMPANY, L.L.C.
                        Certified Public Accountants

                             High Ridge Commons
                               Suites 400-403
                        200 Haddonfield Berlin Road
                        Gibbsboro, New Jersey 08026
                    (856) 346-2828  Fax (856) 346-2882

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
and Board of Directors
Headliners Entertainment Group, Inc.
Montclair, New Jersey

We have audited the accompanying consolidated balance sheet of Headliners Entertainment Group, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statement of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for the year ended December 31, 2004 has been prepared assuming that the Company will
continue as a going concern.   As discussed in Note 1 to the
consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headliners Entertainment Group, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of its operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
-------------------------------------
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

April 13, 2005

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
   		NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
		PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

            Report of Independent Registered Public Accounting Firm

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

                                         Rosenberg Rich Baker Berman & Co.
                                         ---------------------------------
                                         Rosenberg Rich Baker Berman & Co.
    Bridgewater, New Jersey
    April 10, 2004, except for Note 19 as
    to which the date is August 5, 2004

                                                                F-1
          Headliners Entertainment Group, Inc. and Subsidiaries
                         Consolidated Balance Sheet
                             December 31, 2004


Assets

Current Assets
 Cash (Note 1)                              $   29,058
 Assets to be disposed of (Note 16)            125,000
 Other assets                                    1,500
                                             ---------
 Total Current Assets                          155,558

Property and equipment, net (Notes 1 and 5)  1,202,293
Construction in progress (Note 6)              558,876
Investment in limited liability companies
 at cost (Notes 2 and 19)                    2,275,000
Security deposit                                10,000
                                             ---------
 Total Assets                                4,201,727
                                             =========
Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses       1,595,247
 Notes payable (Note 7)                        852,615
 Promissory notes (Note 8)                   3,025,000
                                             ---------
 Total Current Liabilities                   5,472,862
                                             ---------

Commitments and Contingencies (Note 12)              -

Stockholders' Deficit
 Common stock, authorized 500,000,000
  shares, $.001 par value, 189,978
  shares issued and outstanding
  (Notes 1, 4 and 19)                              190
 Additional paid-in capital                 16,232,891
 Accumulated deficit                       (17,504,216)
                                            ----------
 Total Stockholders' Deficit                (1,271,135)
                                            ----------
 Total Liabilities and Stockholders'
  Deficit                                   $4,201,727
                                             =========








See notes to the consolidated financial statements.
                                                               F-2

           Headliners Entertainment Group, Inc. and Subsidiaries
                   Consolidated Statements of Operations

                                       Year Ended December 31,
                                                        2003
                                          2004      As Restated
                                      -----------   -----------

Net Sales                             $ 1,317,898   $   264,317
                                        ---------    ----------
Costs and Expenses
 Cost of sales                            582,687       145,465
                                        ---------    ----------
Gross Profit                              735,211       118,852
                                        ---------    ----------
General and Administrative expenses
 General and administrative expenses    3,650,133     1,069,972
 Stock based compensation (Note 15)     5,795,849     2,399,043
                                        ---------     ---------
Total General and Administrative
 Expenses                               9,445,982     3,469,015
                                        ---------     ---------
Other Income (Expense)
 Interest expense                        (126,812)     (167,057)
 Other income                                 740             -
 Loss on disposal of fixed assets               -        (1,040)
                                        ---------     ---------
Total Other Expense                      (126,072)     (168,097)
                                        ---------     ---------
Loss From Continuing Operations
 Before Income Tax Provision           (8,836,843)   (3,518,260)

Provision for Income Taxes
 (Note 1 and 11)                                -           436
                                        ---------     ---------
Loss From Continuing Operations        (8,836,843)   (3,518,696)
                                        ---------     ---------
Discontinued Operations
 (Loss) Income from discontinued
  operations (net of tax effect of $0)    (21,267)      239,947
 Loss on disposal of operations
  (net of tax effect of $0)               (18,075)      (81,321)
                                        ---------     ---------
Income From Discontinued Operations       (39,342)      158,626
                                        ---------     ---------
Net Loss                              $(8,876,185)  $(3,360,070)
                                        =========     =========
Earnings (Loss) Per Share From
 Continuing Operations                $   (107.96)  $ (1,191.57)
 Earnings (Loss) Per Share From
  Discontinued Operations                   (0.48)        53.72
                                        ---------      --------
 Earnings (Loss) Per Share            $   (108.44)  $ (1,137.85)
                                        =========      ========
Weighted Average Number of Common
 Shares Outstanding                        81,858         2,953


See notes to the consolidated financial statements.
                                                                F-3

            Headliners Entertainment Group, Inc. and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Deficit)
                                 As Restated

                                                                                                     Total
                        Common Stock       Additional                                             Stockholders'
                     -------------------    Paid-in     Accumulated   Prepaid       Deferred         Equity
                     Shares       Amount    Capital      (Deficit)   Consulting   Compensation     (Deficit)
---------------------------------------------------------------------------------------------------------------

Balance -
 December 31, 2002       60,787   $    61  $3,680,001   $(5,267,961) $         -   $        -    $(1,587,899)
Issuance of common
 stock                  120,000       120      59,880             -            -            -         60,000
Stock issued for
 services               895,944       895     843,478             -            -            -        844,373
Stock issued for
 conversion of debt
 and accrued expenses 4,771,500     4,772     893,342             -            -            -        898,114
Stock issued under
 employee stock
 purchase plan          500,000       500     267,367             -            -            -        267,867
Stock issued for
 officer compensation 2,000,000     2,000   1,398,000             -            -   (1,400,000)             -
Amortization of
 deferred officer
 compensation                 -         -           -             -            -      280,000        280,000
Shares issued for
 consultant services
 to be provided       2,383,500     2,384   2,121,023             -   (2,123,407)           -              -
Amortization of
 consultant services          -         -           -             -      393,558            -        393,558
Net Loss                      -         -           -    (3,360,070)           -            -     (3,360,070)
                      ----------------------------------------------------------------------------------------
Balance -
 December 31, 2003
 (As Restated)       10,731,731   $10,732  $9,263,091   $(8,628,031) $(1,729,849) $(1,120,000)   $(2,204,057)

Issuance of stock    68,975,697    68,975   1,400,586             -            -            -      1,469,561
Stock issued for
 services            17,850,000    17,850   1,128,650             -            -            -      1,146,500
Stock issued for
 deposit              7,000,000     7,000      (7,000)            -            -            -              -
Stock issued for
 consultant services
 to be provided      20,800,000    20,800   1,741,200             -   (1,762,000)           -              -
Stock issued for
 conversion of debt
 and accrued
 expenses            64,370,534    64,371   2,479,326             -            -            -      2,543,697
Stock issued to
 employees              250,000       250      37,250             -            -            -         37,500
Amortization
 deferred
 compensation                 -         -           -             -            -    1,120,000      1,120,000
Amortization of
 prepaid consulting           -         -           -             -    1,533,339            -      1,533,339
Write-off of prepaid
 consulting for which
 no future benefit
 will be received             -         -           -             -    1,958,510            -      1,958,510
Effect of 1:1,000
 reverse stock
 split             (189,787,984) (189,788)    189,788             -            -            -              -
Net loss                      -         -           -    (8,876,185)           -            -     (8,876,185)
                   -----------------------------------------------------------------------------------------
Balance -
 December 31, 2004      189,978 $     190 $16,232,891  $(17,504,216) $         -   $        -   $ (1,271,135)
                   =========================================================================================


See notes to consolidated financial statements.                 F-4

            Headliners Entertainment Group, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

                                              Year Ended December 31,
                                             -------------------------
                                               2004             2003
                                                                 As
                                                              Restated
                                           ------------     -------------
Cash Flows From Operating Activities
 Continuing Operations
  Loss From Continuing Operations          $ (8,836,843)    $(3,518,260)

Adjustments to Reconcile Loss to Net
 Cash Used in Operating Activities
 Depreciation                                    51,531          12,188
 Stock issued for employee compensation          37,500               -
 Stock issued for services                    1,146,500       1,154,670
 Amortization of deferred compensation        2,653,339       1,259,104
 Write-off of prepaid consulting              1,958,510               -
 Decrease (Increase) in Assets
  Deferred charges                                    -         221,327
  Security deposit                              (10,000)              -
  Prepaid expenses                                    -          10,021
  Other assets                                   (1,500)              -
 Increase (Decrease) in Liabilities
  Accounts payable and accrued expenses        (334,465)        306,762
                                              ---------       ---------
  Cash Used in Continuing Operations         (3,335,428)       (554,188)
                                              ---------       ---------
Discontinued Operations
 (Loss) Income from discontinued operations     (39,342)        158,626
Adjustments to Reconcile Income to Net Cash
 Provided by Operating Activities
 Decrease in net assets of discontinued
  operations                                     61,815         259,144
                                              ---------       ---------
 Cash Provided by Discontinued Operations        22,473         417,770
                                              ---------       ---------
 Net Cash Used in Operating Activities       (3,312,955)      (136,418)
                                              ---------       --------
Cash Flows From Investing Activities
 Cash paid for investment in LLC's           (2,275,000)             -
 Purchase of property and equipment          (1,223,859)        (4,526)
 Cash paid for construction in progress        (558,876)             -
                                              ---------       --------
 Net Cash Used in Investing Activities       (4,057,735)        (4,526)
                                              ---------       --------
Cash Flows From Financing Activities
 Repayment of notes payable                           -         (2,000)
 Proceeds from notes payable                    605,260              -
 Repayment on officer loans                     (15,143)       (38,700)
 Proceeds from common stock issued            1,469,561         60,000
 Proceeds from related party                          -         90,639
 Proceeds from equity line of credit          5,340,000              -
                                              ---------       --------
 Net Cash Provided by Financing Activities    7,399,678        109,939
                                              ---------       --------
Net Increase (Decrease) in Cash
 and Equivalents                                 28,988        (31,005)
Cash and Equivalents at Beginning of Year            70         31,075
                                              ---------       --------
Cash and Equivalents at End of Year        $     29,058     $       70
                                              =========       ========

                                                                F-5
See notes to consolidated financial statements.

        Headliners Entertainment Group, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for:
  Interest                                 $          -     $   15,357
                                              =========       ========

  Income taxes                             $          -     $      430
                                              =========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  During the year ended December 31, 2004, the Company issued 20,800 shares of common stock for $1,762,000 of prepaid consulting services.

  During the year ended December 31, 2004, the Company converted $159,052 of accrued expenses into 2,000 shares of common stock.

  During the year ended December 31, 2004, the Company converted $69,645 of notes payable into 1,000 shares of common stock.

  During the year ended December 31, 2004, the Company converted $2,315,000 of its equity line of credit into 61,371 shares of common stock.

  During the year ended December 31, 2003, the Company converted a related party debt of $890,549 into 2,281 shares of common stock.

  During the year ended December 31, 2003, the Company converted $16,053 of accrued expenses into 15 shares of common stock.

  During the year ended December 31, 2003, the Company issued 2,384 shares of common stock for $2,123,407 of prepaid consulting services.




                                                                F-6
See notes to consolidated financial statements.



            Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1)

Basis of Presentation and Business

     Headliners Entertainment Group, Inc. (formerly Rascals International, Inc.) was organized as a Delaware corporation in 1992. It is currently engaged in the business of operating comedy clubs in the State of New Jersey. Each club is owned and operated by one of four subsidiaries of Headliners Entertainment Group, Inc.: Rascals Stage Door Grill, Inc., D.E.M., Inc., Rascals Montclair, Inc. and Rascals Cherry Hill, Inc.
     The club operating under D.E.M., Inc. was closed in 2003 and the club operating under Rascals Stage Door Grill, Inc. was closed in 2004.

     These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headliners Entertainment Group, Inc., the four subsidiaries aforementioned, Palisades Comedy, LLC, formed in 2004 to own and operate a comedy club in Nyack, NY and Rascals Kendall, Inc., a 75%-owned subsidiary which owned and operated a now-closed club in Kendall, Florida.

     Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at December 31, 2004, current liabilities exceed current assets by $5,317,304 and total liabilities exceed total assets by $1,271,135.
     These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

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

     Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. At December 31, 2004, the Company had no cash equivalents.

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

     Advertising

     The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2004 and 2003 were $99,259 and $53,739, respectively.

     Concentrations

     The Company maintains cash balances at financial institutions in New Jersey. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. All cash balances were fully insured at December 31, 2004.

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

     Potential future dilutive securities include 165,001 shares issuable under outstanding warrants as of December 31, 2004.

     Income Taxes

     The Company accounts for income taxes using the liability method.
     Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it has been determined the assets will not be realized.

     Revenue Recognition

     Revenue from restaurants are recognized when services are provided. Revenues from the comedy clubs are recognized when the show is performed. The Company is paid by cash or credit card when services are provided, therefore, there are no accounts receivable or allowance for doubtful accounts at the date of these financial statements.

     The Company accounts for revenue from license agreements by amortizing the up-front license fee over the life of the agreement. Revenues from royalties are recognized upon the sale by the licensee with whom the Company has licensing agreements. As of December 31, 2004, the Company recognized $12,500 of any revenue from license agreements.

     The Company accounts for the revenue from its VIP Platinum memberships by deferring the up-front fee and recognizing the revenue ratably over the membership term, generally one year. As of December 31, 2004, the Company did not recognize any revenue from its VIP Platinum membership.

             Headliners Entertainment Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1), Continued

     Stock Based Compensation

     Financial Accounting Statement No. 123 ("SFAS No. 123), Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied

     As required by Statement No. 123 the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance as it is the more readily determinable value.

     Reclassification

     Certain amounts in the 2003 financial statements have been reclassified to conform with 2004 financial statement presentation. The reclassification had no effect on the net loss reported for the year ended December 31, 2003.

INVESTMENT IN LIMITED LIABILITY COMPANIES (NOTE 2)

     At December 31, 2004 the Company has a 33 1/3% interest in three limited liability companies. The investment is from an informal arrangement with JHF Properties (JHF), whereby, the Company committed to contribute $2.9 million to JHF, who committed to use the funds to develop "mega-entertainment complexes," generally consisting of a Rascals comedy club and one or more dance clubs. Through December 31, 2004, the Company has contributed $2,275,000 to the project, and three mega-entertainment complexes have been built and commenced operations. Each is owned by one of the limited liability companies in which the Company holds its 33 1/3% interest. The Company acquired the 33 1/3% interest as a means of becoming affiliated with JHF and its operations.

     On June 23, 2004 the Company formalized its agreement with JHF pursuant to which the Company will acquire 100% of the equity of the three limited liability companies. The June 2004 agreement has subsequently terminated, and on March 29, 2005, the Company entered into a modified agreement. See "Subsequent Event Note".

     Under the agreement in effect prior to March 29, 2005, until the Company purchased the remaining interest the Company's interest would not exceed 33 1/3%. Until such time, JHF would be the managing member of each project and the agreement provided for no control features by the Company. In addition, the Company would not share in any income or loss generated from the limited liability companies until the closing. As such, the investment in the limited liability companies at December 31, 2004 has been accounted for under the cost method. The Company entered into the agreement without ensuring customary protections and investor rights because it expected the relationship to be modified as soon as JHF could obtain audit reports for the entities that the Company intended to acquire.

DEFERRED CHARGE (NOTE 3)

     In August 2002, the Company entered into an agreement for their location in Cherry Hill, New Jersey. As part of the agreement the Company was responsible for renovating the existing club. The agreement calls for the owners of the club to reimburse the Company, for their "investment cost" at 10% of monthly beverage revenues generated in the showroom during scheduled shows. The agreement is for five years. This deferred charge is being amortized over the five year period and will be decreased by reimbursement. The collections are being held by the hotel, as the Company never fully paid the contractors for the renovation. In 2003, the entire deferred charge was reserved to $0.
                                                                F-9

            Headliners Entertainment Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

PREPAID CONSULTING (NOTE 4)

     During 2004 the Company issued 38,650 fully vested, non-forfeitable shares of common stock to various consultants for services. 20,800 of the shares issued were for $1,762,000 of services that extend in to the future and are amortized monthly over the period of the agreement, ranging from one to five years. 17,850 of the shares issued were for $1,146,500 of services performed in 2004 and expensed in 2004. All shares issued were valued at the fair market value at the date of the agreement, as there was no readily determinable value for the consulting services provided or to be provided.

     In 2003 the Company issued 3,279 fully vested, non-forfeitable shares of common stock to various consultants for services. 2,384 of the shares issued were for $2,123,407 of services that extend into the future and are amortized monthly over the period of the agreement, ranging from one to four years. 896 of the shares issued were for $844,373 of services performed in 2003 and were expensed in 2003. All shares issued were valued at the fair market value at the date of the agreement, as there was no readily determinable value for the consulting services provided or to be provided.

     The Company accounted for the prepaid value of consulting services in accordance with EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees". However, due to factors that may lead to uncertainty regarding the future economic benefit of the prepaid consulting services the asset has been written-off as of December 31, 2004.

     PROPERTY AND EQUIPMENT (NOTE 5)

     A summary of property and equipment is as follows:

     Leasehold Improvements            $  790,181
     Machinery and Equipment              355,256
     Furniture and Fixtures               150,943
                                        ---------
     Total                              1,296,380

     Less:  Accumulated Depreciation       94,087
                                        ---------
                                       $1,202,293
                                        =========
     Depreciation expense was $51,531 and $12,188 for the years ended December 31, 2004 and 2003, respectively.

CONSTRUCTION IN PROGRESS (NOTE 6)

     Construction in progress, totaling $558,876 at December 31, 2004, include costs accumulated to date for the construction of a new comedy club in the Palisades Center in Nyack, NY, which will be depreciated upon the opening of the comedy club. The comedy club is expected to be completed in the second quarter of 2005 at a projected completion cost of $750,000.

     A summary of construction in progress is as follows:

     Leasehold Improvements            $  458,000
     Machinery and Equipment               62,111
     Furniture and Fixtures                38,765
                                         --------
     Total                                558,876
                                         ========
                                                                F-10

          Headliners Entertainment Group, Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements

NOTES PAYABLE (NOTE 7)

     Note payable of $119,000 at 16% interest per annum. This note is currently in litigation.

     Note payable, at 12% interest. In December of 2004, the Company issued 2,000 common shares to the creditor. The issuance of the 2,000 shares have been recorded at par value with a corresponding decrease to paid-in capital. Upon the sale of the shares by the note holder, the note will be reduced by the amount of the proceeds with a corresponding increase to paid-in capital. The Company will still be liable for any shortfall from the proceeds realized by the note holder. The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the debt recorded. As of December 31, 2004 the creditor did not sell any of these shares.

     During 2003, the Company issued 1,000 shares to the creditor. The 1,000 shares were recorded similarly to the shares issued in 2004. During 2004, the 1,000 shares were sold by the creditor resulting in a decrease in the note payable of $69,645. The balance of the note at December 31, 2004 is $236,115 and includes $32,760 of accrued interest.

     During 2004, a shareholder loaned the Company $497,500. This loan is due on demand and bears no interest.

STANDBY EQUITY DISTRIBUTION AGREEMENT (NOTE 8)

     During 2004, the Company was party to a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners. Pursuant to the SEDA, the Company was entitled to "put" shares of its common stock to Cornell Capital Partners at 98% of the market price, defined in the SEDA as the lowest daily volume weighted average price during the five consecutive trading days after an advance is made by the Company. Cornell Capital Partners was required by the SEDA to pay each advance demanded by the Company, unless (a) there is no prospectus available for Cornell Capital Partners to use in re-selling the shares, (b) the purchase would result in Cornell Capital Partners owning over 9.9% of the Company's outstanding shares or (c) the representations made by the Company in the SEDA proved to be untrue. During 2004 Cornell Capital Partners made a number of loans to the Company, totaling $5,340,000.

     During 2004 the Company sold 61,371 shares of common stock to Cornell Capital Partners pursuant to the SEDA, and the proceeds of $2,315,000 were offset against the Company's debt to Cornell Capital Partners. The 2% discount to the market price of the shares sold to Cornell Capital Partners under the SEDA amounted to $94,055 and was recorded as interest expense. The outstanding balance due to Cornell Capital Partners at December 31, 2004 was $3,025,000.

CONVERSION OF DUE TO RELATED PARTIES (NOTE 9)

     During the year ended December 31, 2003, payables due to related parties in the amount of $890,459 were converted into 2,280 shares of the Company's common stock.

TRANSACTIONS WITH RELATED PARTIES (NOTE 10)

     Facilities Rental

     In 2003, the Company leased their facilities from two entities owned by the families of the Company's executive officers. Total rent expense to the entities during the year ended December 31, 2003 was $114,477.
                                                                F-11

           Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

INCOME TAXES (NOTE 11)

     Provision for income taxes consist of the following:

                                               December 31,
                                           -------------------
                                            2004         2003
      Currently Payable
       Federal                               $    -     $   -
       State                                      -       436
                                             ------    ------
       Total                                 $    -     $ 436
                                             ======    ======

      The components of the Company's deferred tax asset is as follows:

       Federal and State Net Operating
        Losses                              $ 4,730,000
        Less:  Valuation Allowance           (4,730,000)
                                             ----------
       Net Deferred Tax Asset               $         -
                                             ==========

     Due to the uncertainty of profitable operations, and the restrictions and limitations on the usage of the Company's net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded. At December 31, 2004, the valuation allowance decreased $376,000 over the preceding period.

     A reconciliation of the federal statutory tax amount to the Company's actual tax amount for the year ended December 31, 2004 and 2003 is as follows:
                                               December 31,
                                          --------------------
                                           2004          2003
                                          ------        ------

     Statutory Benefit                      40%           40%
     Loss for Which No Benefit was
      Received                             (40%)         (38%)
     Non Deductible Expenses                 -            (2%)
                                          ----          ----
     Effective Rate                          -             -
                                          ====          ====

     The Company has available at December 31, 2004, unused net operating loss carryforwards that may be applied against future federal and state income tax and that expire as follows.

                                                         Amount of Unused
                                                          Operating Loss
                                                           Carryforward
                                                     -----------------------
                                                     Federal           State
                                                     -------           -----

Expiration during year ending December 31,
                                          2007     $         -    $    22,138
                                          2009               -        585,621
                                          2010               -      2,953,244
                                          2011               -      8,255,185
                                          2020          22,138              -
                                          2022         587,213              -
                                          2023       2,553,124              -
                                          2024       8,255,185              -
                                                    ----------     ----------
                                                   $11,417,660    $11,816,188
                                                    ==========     ==========

                                                                F-12

             Headliners Entertainment Group, Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES (NOTE 12)

     Operating Leases

     The Company leases its corporate offices and Montclair Comedy Club under operating leases which expire on December 31, 2013.

     Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2004 for each of the next 5 years and in the aggregate are:

                                    Year Ending

                                             2005    $   342,000
                                             2006        342,000
                                             2007        342,000
                                             2008        342,000
                                             2009        342,000
                                       Thereafter      1,368,000
                                                       ---------
                                                     $ 3,078,000
                                                       =========

     The Montclair Comedy Club lease also contains a provision for contingent rental payments of 10% of monthly gross revenues between $108,333 and $166,666 and 5% of monthly revenues in excess of $166,666.

     Total rent expense for year ended December 31, 2004 was $79,915.

     Employment Contracts

     The Company has employment contracts with two of its executive officers which terminate on December 31, 2006. The agreements provide for annual salaries of $250,000 for the Company's President and $150,000 for the Company's Vice Chairman and Secretary. In the event that either agreement is terminated by reason of the Presidents' or Vice Chairman and Secretary's death or disability, then their estate shall receive twelve monthly payments equal to their respective annual salaries. On March 7, 2005, these contracts have been replaced. See Subsequent Event Note.

     Litigation

     The Company is party to the following legal proceedings:

     Rascals International, Inc. v. iCapital Finance Inc., Randall
     Letcavage and Rosemary Nguyen (Court of Common Pleas, Philadelphia County, Pennsylvania). This action commenced in August 2003. Headliners alleged that the defendants signed investment banking and consulting agreements with Headliners, in which they undertook to perform certain services for Headliners. Headliners further alleges that the defendants failed to perform the services, as a result of which Headliners suffered damages in excess of $1,000,000. The defendants failed to answer the complaint, and a default judgment was entered against them in October 2003. Headliners does not know to what extent, if any, it will be able to enforce the judgment.

     Andrew Freundlich v. Eduardo Rodriguez, Rascals International,
     Inc., Robert Jaffe, John Doe and Richard Roe. (Superior Court, Union County, State of New Jersey). The plaintiff claims that moneys are owed to him under the terms of a debenture that Headliners sold to him several years ago. We have included $119,000 in "notes payable" on our balance sheet as our estimate of Headliners' potential liability in this action.


FAIR VALUE OF FINANCIAL INSTRUMENTS (NOTE 13)

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

LIMITATIONS (NOTE 14)

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
                                                                F-13

            Headliners Entertainment Group, Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

STOCK BASED COMPENSATION PLANS (NOTE 15)

     In July 2003, the Company's Board of Directors adopted the 2003 Employee Stock Purchase Plan, (the "Plan"). The Plan was established to provide employees with an opportunity to acquire a proprietary interest in the Company through the purchase of stock. The Plan qualifies under Section 423 of the Internal Revenue Code. Eligible employees are able to purchase up to an aggregate 500 shares of the Company's common stock at 85% of the lesser of (a) the fair market value on the first date of the purchase period consisting of two calendar weeks, each commencing on a Sunday and ending on a Saturday, or b the fair market value on the purchase date.
     In accordance with APB opinion No. 25, Accounting for Stock Issued to Employees, the Company did not recognize compensation expense for the difference between the employees' purchase price and the fair value of the stock. No shares were issued under the plan in 2004. During 2003, 209 shares were issued at $990.00 and 291,500 shares were issued at $160.00 under the Plan. Had the Company accounted for the Plan under the fair value method of SFAS 123, additional compensation expense of $47,342 would have been recognized.

     On May 21, 2004, the Company issued common stock purchase warrants to its President and Vice Chairman. An aggregate of 165,000 warrants were issued. Each warrant entitles its holder to purchase 1 common share at an exercise price of $90.00 per share. The Company accounted for the warrants under APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost in reflected in the net loan, as the warrants had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" to Stock Based Employee Compensation. Subsequent to December 31, 2004, the President and Vice Chairman surrendered the warrants to the Company. See Subsequent Event Note.
                                                Year Ended
                                               December 31,
                                                  2004
                                              --------------
         Net loss, as reported                 $ (8,876,185)

         Deduct: Total stock-based employee
          compensation expense determined
          under fair value based method         (12,540,000)
                                                -----------
                                               $(21,416,185)
                                                ===========

          Loss Per Share - as reported         $    (108.44)
                                                ===========

          Proforma                             $    (261.63)
                                                ===========

     The Company has estimated the fair value of the warrants using the Black-Scholes option-pricing model. The following assumptions were used:

          Interest rate        2.57%
          Dividend yield       0.00%
          Expected volatility   200%
          Expected life        2 years
                                                                F-14

            Headliners Entertainment Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

STOCK BASED COMPENSATION PLANS (NOTE 15)

     A summary of the status of the Company's warrants as of December 31, 2004 and changes during the year then ended is presented below:

                                                          Weighted
                                                          Average
                                                          Exercise
                                          Warrants        Price
                                       -------------    ------------
     Outstanding at beginning of year           2       $ 193,000.00
     Granted                              165,000              90.00
     Exercised                                  -
     Expired                                    1          43,000.00
                                          -------         ----------
     Outstanding at end of year           165,001       $      90.00
                                          =======         ==========

     On August 5, 2003, Rascals' Board of Directors adopted a Restricted Stock Grant Program (the "Program") pursuant to which 2,000 shares of Common Stock were reserved, in August 2003 the restricted shares were issued.
     Upon issuance of the restricted shares, deferred compensation, equivalent to the fair value of the shares at the date of grant, was charged to equity and is being amortized over the vesting period. Forfeited shares will return to treasury.

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

     During 2004, the Company lifted all restrictions on the stock grants and the shares became 100% vested. This resulted in compensation expense of $1,120,000 being recognized in 2004.

     DISCONTINUED OPERATIONS (NOTE 16)

     During 2004, the Company decided to cease operations at its Ocean, NJ location, effective in the first quarter of 2004. The decision to cease operations was based on the decline in sales and major renovations needed for the building. The prior years operating activities of the Ocean, NJ location have been reclassified to discontinued operations in the accompanying Statement of Operations. The discontinued operations generated sales of $294,750 and $818,853 in 2004 and 2003, respectively and an operating loss of $21,267 in 2004 and operating income of $47,511 in 2003.

     During 2003, the Company ceased operations at its West Orange, NJ location. The decision to cease operations was based on the expiration of the lease and the landlord's decision to sell the property. The 2003 operating activities of the West Orange, NJ location have been reclassified to discontinued operations in the accompanying Statement of Operations. In 2003, the discontinued operations generated sales of $1,206,750 and operating income of $192,436.

     Assets to be disposed of at December 31, 2004 consist of a liquor license that the Company expects to dispose of it during 2005.
                                                               F-15

              Headliners Entertainment Group, Inc. and Subsidiaries
                  Notes to the Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (NOTE 17)

     SFAS 123 (revised 2004) "Share-Based Payment" (SFAS 123R)

     In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative to use the intrinsic value method of accounting previously available under Accounting Principles Board (APB) Opinion No. 25. The statement is effective as of the first interim or annual period beginning after June 15, 2005, with early implementation permitted. A cumulative effect of a change in accounting principle is recorded for the effect of initially applying the statement.

     The Company will implement SFAS 123R in the third quarter of 2005 using the modified prospective method. This method requires us to record compensation expense for all awards we grant after the time of adoption and to recognize the unvested portion of previously granted awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant date fair value of the equity award. As of the issuance of these financial statements, the Company has not determined the impact of the adoption of SFAS 123R.

RESTATEMENT OF PRIOR PERIOD RESULTS (NOTE 18)

     The Company restated its financial statements for the year ended December 31, 2003. The restated financial results reflect the following errors:

     - the closing of the West Orange, NJ and Ocean, NJ Clubs as discontinued operations.

     - a reclassification of prepaid consulting expense to a contra equity in the statement of Stockholders' Equity.

     - a revision to Note 15, STOCK BASED COMPENSATION PLANS, to describe the accounting for the 500,000 shares issued under the 2003 Employee Stock Purchase Plan.

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

     - an expansion to NOTE 7, NOTES PAYABLE, to further explain the Company's accounting treatment for the 1,000,000 shares issued in consideration of debt.

     The impact of these adjustments on the Company's financial results as originally reported are summarized below:

                                                 Year Ended
                                             December 31, 2003
                                             -----------------
                                          As Reported   As Restated
                                          -----------   -----------
     Net Sales                            $ 2,352,800   $   264,317
     Accumulated deficit                  $(9,739,578)  $(8,628,031)
     Net Loss                             $(4,471,617)  $(3,360,070)
     Earnings (Loss) Per Share From
      Continuing Operations               $ (1,510.00)  $ (1,191.57)
     Earnings (Loss) Per Share From
      Discontinued Operations             $         -   $     53.72

         Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

SUBSEQUENT EVENTS (NOTE 19)

     Acquisition

     On March 29, 2005, the Company entered into an acquisition agreement with JHF Properties, LLC and Paul Butler, (collectively, "JHF"). The agreement terminated all prior agreements (formal and informal) made among the Company, JHF and Butler. On March 31, 2005, pursuant to the acquisition agreement, the Company acquired ownership of five limited liability companies and acquired the right to receive the net income of a sixth limited liability company. The acquisition agreement provides that the Company will acquire ownership of the sixth limited liability company at a second closing, which will occur after JHF has obtained $2,300,000 from its resale of the Company's common stock.

     Each of the limited liability companies owns and operates a dance club under one of the following trademarks "Banana Joe's," "Margarita Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe". Three of the limited liability companies were 33 1/3% owned by the Company as of December 31, 2004. See Note 2. In exchange for the six limited liability companies, the Company issued two convertible debentures aggregating $5,000,000. The Company had paid $2,275,000 prior to December 31, 2004 to purchase its initial interest in the limited liability companies, an amount accounted for as an Investment in LLC's in the accompanying financial statements.

     The acquisition agreement also provided that the Company will pay JHF for management services until the second anniversary of the second closing date. As compensation for the management services, the Company will issue to JHF from time to time sufficient common shares (the "Management Shares") so that the proceeds realized by JHF from its sale of the shares equals $2,300,000. Additionally, JHF will receive a weekly cash fee equal to the net cash flow of the six limited liability companies less $32,500, but limited to the greater of $11,538 or 200% of the average weekly salary and bonus paid in cash to the Company's chief executive officer. The Company will also pay $3,500 per week to reimburse JHF for its office staff and a monthly car allowance of $3,600.

     In accordance with the agreement the Company and JHF have also commenced development of a project in Hampton, Va. (the "Virginia Project"). The Virginia Project will include a comedy club utilizing the Rascals
     trademark.   JHF will be responsible for supervising the development and construction of the Virginia Project. The fee charged by JHF for the design and development of the Virginia Project is the sum of (a) $1,400,000 paid in cash by the Company on March 31, 2005 and (b) the value of the 7,000 shares issued by the Company to JHF in June 2004.
     The 7,000 shares have been recorded as an increase in common stock at par value and a corresponding decrease in paid-in capital in the accompanying financial statements. Upon the sale of the shares by JHF, the Company will increase the asset with a corresponding increase to paid-in capital. The fee charged by JHF includes all costs and expenses of bringing the Virginia Project to its opening. JHF has organized an Ohio limited liability company, "JEP, Power Plant Way, LLC" ("JEP") and owns all of the equity in the LLC. The equity interest in JEP will transfer to the Company upon JHF realizing $1,300,000 from the sale of the management shares.
                                                                F-17

           Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

SUBSEQUENT EVENTS (NOTE 19), Continued

     Common Stock

     In March 2005, the Board of Directors authorized a 1for 1000 reverse common stock split. The reverse split became effective on March 16, 2005. Per-share amounts in the accompanying financial statements have been adjusted for the split.

     On February 9, 2005, the Company issued 90,000 common shares to its President and 75,000 shares to its Vice Chairman in consideration of services and upon the surrender of the 165,000 warrants issued to them in May 2004. The value of the shares issued to the Company's President and Vice Chairman on February 2, 2005 was $1,320,000.

     On March 22, 2005 the Company issued 7,600,000 shares of common stock to G & H Management, LLC, a limited liability company in which the Company's President and Vice Chairman are the members. The shares were issued in compensation for the services of the Company's President and Vice Chairman. The shares were valued at $22,800,000 which represents the fair market value of the shares on the date they were issued.

     On various dates subsequent to year-end the Company issued an aggregate 4,250,000 shares to various consultants for services provided. The shares were valued at $5,100,000 which represents the fair market value of the shares on the dates they were issued.

     On March 30, 2005, the Company issued 100,000 common shares to an employee as compensation. The shares were valued at $300,000 which represents the fair market value of the shares on the date they were issued.

     Joint Management Agreement

     On March 7, 2005 the Company entered into a joint management agreement with Global Concepts, Ltd., Eduardo Rodriguez, Michael Margolies, The Rodriguez Family Trust and the Margolies Family Trust. Global Concepts, Ltd is a publicly traded company of which Michael Margolies is the President. The joint management agreement has replaced the employment contracts previously entered into with the Company's President and Vice Chairman and Secretary.

     Per the joint management agreement, the Rodriguez Family Trust and the Margolies Family Trust organized a limited liability company. The Trusts, as well as Rodriguez and Margolies, will contribute their shares of the Company to the trust on August 15, 2005. The Company will pay a fee of $5,000 per month to the limited liability company in compensation for the services of Rodriguez and Margolies. Also, the Company entered into a five year employment agreement with Rodriguez, a five year advisory agreement with Margolies, Margolies resigned from his position as Vice Chairman and Margolies and Rodriguez agreed to serve as members of the Company's board of directors.
                                                                F-18

    Headliners Entertainment Group, Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

SUBSEQUENT EVENTS (NOTE 19), Continued

     Joint Management Agreement, Continued

     The Company's employment agreement with Rodriguez provides that he will serve as President for an annual compensation of $200,000 and an automobile allowance of $1,000 per month. The employment agreement terminates on January 31, 2010.

     The Company's advisory agreement with Margolies provides that he will consult with the board of directors and the President on matters of business development, investor relations, public relations and finance. The Company will pay Margolies an annual fee of $25,000 for his services. The advisory agreement terminates on January 31, 2010.

     Promissory Notes

     On January 6, 2005 the Company issued a $4,500,000 promissory note to Cornell Capital Partners in exchange for $427,500 cash and retirement of $3,025,000 in prior debt. On March 21, 2005 the Company gave a $3,000,000 note to Cornell in exchange for $2,500,000 in cash.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Headliners Entertainment Group, Inc.

                              By: /s/ Eduardo Rodriguez
                              --------------------------------------------
                              Eduardo Rodriguez, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on April 14, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eduardo Rodriguez         Chief Executive Officer, Chief Financial Officer,
---------------------          Chief Accounting Officer
    Eduardo Rodriguez

/s/ Michael Margolies         Director
---------------------
    Michael Margolies