Form 10QSB
period 2005-03-31
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2005-05-16
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                          Commission File No. 0-33145

                     HEADLINERS ENTERTAINMENT GROUP, INC.
                (Name of Small Business Issuer in its Charter)

              Delaware                                84-1195628
  -------------------------------------------------------------------------
 (State or Other Jurisdiction o               (I.R.S. Employer I.D. No.)
  incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                            May 13, 2005
                            Common Voting Stock: 13,330,977

Transitional Small Business Disclosure Format (check one):  Yes    No  [X]

PART 1.   FINANCIAL INFORMATION

           Headliners Entertainment Group, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                               March 31, 2005
                                (Unaudited)

Assets

Current Assets
 Cash                                $    373,266
 Prepaid acquisition costs              3,675,000
 Other assets                               8,244
 Assets to be disposed of                 125,000
                                        ---------
 Total Current Assets                   4,181,510

Property and equipment, net             1,201,529
Construction in progress                  692,667

Other Assets
 Note receivable                          400,000
 Security deposits                         15,155
                                        ---------
 Total Assets                           6,490,861
                                        =========

Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses  1,523,652
 Promissory note                        3,613,654
 Current portion of long-term debt        606,452
 Notes payable                            902,615
                                        ---------
 Total Current Liabilities              6,646,373

Long-term debt, net of current portion  1,893,548
                                        ---------
 Total Liabilities                      8,539,921

Stockholders' Deficit
 Common stock, authorized 500,000,000
  shares, $.001 par value, 12,980,978
  shares issued and outstanding            12,211
 Additional paid-in capital            53,003,271
 Accumulated deficit                  (55,064,542)
                                       ----------
 Total Stockholders' Deficit           (2,049,060)
                                       ----------
 Total Liabilities and Stockholders'
  Deficit                            $  6,490,861
                                       ==========


See notes to the unaudited condensed consolidated financial statements.

        Headliners Entertainment Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations
                             (Unaudited)

                                                Three Months Ended March 31,
                                                -----------------------------
                                                                  As Restated
                                                       2005           2004
                                                  -------------   -----------
Net Sales                                       $     446,703      $   34,551
Cost of sales                                         152,690          18,184
                                                   ----------       ---------
Gross Profit                                          294,013          16,367

General and Administrative expenses
 General and administrative expenses                  801,571         344,305
 Stock based compensation                          24,420,000          70,000
 Stock issued for consulting services              12,362,400         321,108
                                                   ----------       ---------
 Total General and Administrative Expenses         37,583,971         735,413
                                                   ----------       ---------
Other Expenses
 Interest expense                                     270,190           9,000
                                                   ----------       ---------
 Total Other Expense                                  270,190           9,000
                                                   ----------       ---------
Loss From Continuing Operations                   (37,560,148)       (728,046)

Discontinued Operations
 Income (loss) from discontinued operations
  (net of tax effect of $0)                                 -         (24,463)
 Gain on disposal of operations (net of tax
  effect of $0)                                             -          16,926
                                                   ----------       ---------
 (Loss) Income From Discontinued Operations                 -          (7,537)
                                                   ----------       ---------
Net Loss                                        $ (37,560,148)     $ (735,583)
                                                   ==========       =========

Earnings per share
 Earnings (Loss) Per Share From Continuing
  Operations                                    $      (25.97)     $   (62.11)
 Earnings (Loss) Per Share From Discontinued
  Operations                                    $           -      $    (0.64)

Weighted Average Number of Common Shares
 Outstanding                                        1,446,166          11,721




See notes to the unaudited condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                Three Months Ended March 31,
                                                -----------------------------
                                                                   As Restated
                                                       2005           2004
                                                  -------------   ------------
Cash Used in Operating Activities
 Continued Operations                              $  (674,477)   $  (239,526)
 Discontinued Operations                                     -         49,003
                                                      --------       --------
 Net Cash Used in Operating Activities                (674,477)      (190,523)
                                                      --------       --------
Cash Flows from Investing Activities
 Purchase of property and equipment                    (25,024)             -
 Cash paid for acquisition                          (1,400,000)      (725,000)
 Cash paid for construction in progress               (133,791)      (544,547)
 Issuance of note receivable                          (400,000)             -
 Proceeds from sale of liquor license                        -         60,000
                                                     ----------     ---------
 Net Cash Used in Investing Activities              (1,958,815)    (1,209,547)
                                                     ---------      ---------
Cash Flows From Financing Activities
 Proceeds from long-term debt                        2,927,500              -
 Borrowings on line of credit                                -        850,000
 Proceeds from common stock issued                           -        475,000
 Proceeds from notes payable                            50,000         75,000
                                                     ---------      ---------
 Net Cash Provided by Financing Activities           2,977,500      1,400,000
                                                     ---------      ---------

Net Increase (Decrease) in Cash                        344,208            (70)
Cash at Beginning of Period                             29,058             70
                                                     ---------      ---------
Cash at End of Period                              $   373,266    $         -
                                                     =========      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended March 31, 2005, the Company issued a $4,500,000 promissory note in exchange for $427,500 in cash and the extinguishment of an outstanding obligation of $3,025,000. Additionally, a discount on the note of $1,047,500 was recorded.

During the quarter end March 31, 2005, the Company issued a $3,000,000 promissory note in exchange for $2,500,000 in cash and a discount of $500,000.


See notes to the condensed consolidated financial statements.

           Headliners Entertainment Group, Inc. and Subsidiaries
          Notes to the Condensed Consolidated Financial Statements
              For the Three Month Period Ended March 31, 2005
                                (Unaudited)
1. BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and disclosures thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

2.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at March 31, 2005, current liabilities exceed current assets by $2,464,863 and total liabilities exceed total assets by $2,049,060. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issues is to raise capital through the sale of the Company's stock via the equity line of credit that has been established. In addition, the Company is focusing on developing a significant number of clubs to achieve an efficient level of operations.

3. NOTE RECEIVABLE

 In March of 2005, the Company loaned $400,000 to another publicly traded entity whose Chief Executive Officer is also the Chief Executive Officer of Headliners Entertainment Group, Inc. The loan bears interest at the rate of 10% per annum. The interest is to be paid on the first day of each month, commencing April 2005. The note is to be repaid in eleven monthly installments of $33,333 commencing on June 1, 2006. A final payment in the amount of $33,337 is due on May 1, 2007.

4. CONSTRUCTION IN PROGRESS

 Construction in progress, totaling $692,667 at March 31, 2005, include costs accumulated to date for the construction of a new comedy club in the Palisades Center in Nyack, NY, which will be depreciated upon the opening of the comedy club. The comedy club is expected to open the week of May 16, 2005.

 A summary of construction in progress is as follows:

               Leasehold Improvements            $ 458,000
               Machinery and Equipment             195,902
               Furniture and Fixtures               38,765
                                                  --------
               Total                             $ 692,667
                                                  ========

5.  PROMISSORY NOTE

  On January 25, 2005, the Company issued a promissory note in the amount of $4,500,000, bearing interest at 12% per annum. In exchange for the promissory note, the note holder paid the Company $427,500 and surrendered other notes due from the Company in the principal amount of $3,025,000. Additionally, the Company discounted the note by $1,047,500. The discount on the note is being amortized on the straight line basis, with the amortization being recognized as interest expense. The unamortized discount on the note at March 31, 2005 was $886,346. The note is to be repaid in monthly principal payments of $750,000 plus accrued interest commencing on August 25, 2005. The note is secured by substantially all of the Company's assets.

  In the event of a default, the note holder will have the option to convert the principal and accrued interest into common stock of the Company. The conversion rate will be the lesser of $12 or 80% of the average of the lowest three closing bid prices during the thirty days preceding conversion.

          Headliners Entertainment Group, Inc. and Subsidiaries
         Notes to the Condensed Consolidated Financial Statements
               For the Three Month Period Ended March 31, 2005
                                (Unaudited)
6.  LONG-TERM DEBT

  On March 21, 2005, the Company issued a promissory note in the amount of $3,000,000, bearing interest at 12% per annum. In exchange for the promissory note, the note holder paid the Company $2,500,000. The note was discounted by $500,000. The discount on the note is being amortized on the straight line basis, with the amortization being recognized as interest expense. The unamortized discount on the note at March 31, 2005 was $500,000. The note is to be repaid in thirty monthly installments of $100,000 plus accrued interest. As collateral for the note, the Company has pledged 100,000,000 shares of its common stock. As of March 31, 2005, the current portion due under the note is $606,452, net of $193,548 unamortized discount and the long-term portion due under the note is $1,893,548 net of $306,452 unamortized discount.

7.  JOINT MANAGEMENT AGREEMENT

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

  Per the joint management agreement, the Rodriguez Family Trust and the Margolies Family Trust organized a limited liability company. The Trusts, as well as Rodriguez and Margolies, will contribute their shares of the Company to the trust on August 15, 2005. The Company will pay a fee of $5,000 per month to the limited liability company in compensation for the services of Rodriguez and Margolies. Also, the Company entered into a five year employment agreement with Rodriguez and a five year advisory agreement with Margolies, Margolies resigned from his position as Vice Chairman, and Margolies and Rodriguez agreed to serve as members of the Company's board of directors.

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

8.  SUBSEQUENT EVENT

  On March 29, 2005 the Company and Paul Butler and JHF Properties, LLC an Ohio limited liability company entered into a Consolidated Acquisition Agreement. The Consolidated Acquisition Agreement terminated and replaced all prior agreements (formal and informal) made among the Company and Paul Butler and JHF Properties, LLC (collectively, "JHF").

  As of the close of business on March 31, 2005, pursuant to the Consolidated Acquisition Agreement, the Company acquired all of the right, title and interest in five limited liability companies and the right to receive the net income of a sixth limited liability company. The Consolidated Acquisition Agreement provides for the Company to acquire ownership of the sixth limited liability company at a second closing, which will occur after JHF has obtained $2,300,000 from the sale of the Company's common stock. Each of the limited liability companies operates an entertainment complex consisting of a dance club and other facilities, one each in Cincinnati, Kansas City, Tucson, Jackson, Louisville and Omaha.

            Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
               For the Three Month Period Ended March 31, 2005
                                (Unaudited)

8.  SUBSEQUENT EVENT, Continued

  The consideration paid for the six limited liability companies consists of $2,275,000 previously paid to JHF and a 0% convertible debenture due on March 31, 2008 in the principal amount of $5,000,000. The debenture is convertible into Headliners common stock at the option of JHF at any time until the note matures at a conversion price equal to the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the conversion. At the maturity date, the entire principle amount that remains outstanding may be converted at the option of the Company.

  In accordance with the Consolidated Acquisition Agreement, the Company and JHF have also commenced development of a project in Hampton, VA (the "Virginia Project"). The Virginia Project will include a comedy club utilizing the Rascals trademark. JHF will be responsible for supervising the development and construction of the Virginia Project. The fee charged by JHF for the design and development of the Virginia Project is the sum of (a) $1,400,000 paid in cash on March 31, 2005 and (b) the value of the 7,000 shares issued by Headliners to JHF in June 2004. The value of the 7,000 shares will be determined by the amount of the proceeds received upon the sale of the shares by JHF.

  Additionally, the Consolidated Acquisition Agreement contains provisions under which JHF will manage the seven properties and any properties subsequently constructed by the Company and JHF. In consideration for the management services, the Company has issued common stock with a market value of $2,300,000 to JHF. The Company has committed that if the proceeds realized by JHF from selling the shares are less than $2,300,000, the Company will issue additional shares until JHF realizes $2,300,000 in proceeds. Additionally, JHF will receive a weekly cash fee equal to the net cash flow of the six limited liability companies less $32,500, but limited to the greater of $11,538 or 200% of the average weekly salary and bonus paid in cash to the Company's chief executive officer. The Company will also pay $3,500 per week to reimburse JHF for its office staff and a monthly car allowance of $3,600.

  The transaction will be accounted for as an acquisition of the six limited liability companies under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by Headliners in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets is allocated to goodwill.

  As of March 31, 2005, the Company had paid an aggregate $3,675,000 towards the purchase price. This amount has been recorded as prepaid acquisition costs in the accompanying financial statements.

  The results of operations of the six limited liability companies acquired will be included with the results of the Company from April 1, 2005. Assuming the acquisition had occurred on January 1, 2005, the Company's net sales, net loss and loss per share would have been $3,051,022, $(37,467,174) and $(25.90), respectively.

            Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                For the Three Month Period Ended March 31, 2005
                               (Unaudited)

9.  RESTATEMENT OF PRIOR PERIOD RESULTS

  The Company restated its financial statements for the quarter ended March 31, 2004. The restated financial results corrected errors in its accounting procedures related to equity transactions and intangible assets. Additionally, the Company's financial statements have been amended to reflect the closing of the West Orange, NJ and Ocean, NJ clubs as discontinued operations. The impact of these adjustments on the Company's financial results as originally reported are summarized below:

                                      Three Months Ended March 31, 2004
                                          As Reported      As Restated
                                       ----------------  ---------------

             Assets                    $  2,760,699      $  2,859,191
             Net Sales                      238,551            34,551
             Accumulated deficit        (10,487,412)                -
             Net Loss                      (747,834)         (735,583)
             Earnings (Loss) Per Share
              From Continuing Operations     (60.00)           (62.11)
             Earnings (Loss) Per Share
              From Discontinued Operations        -             (0.64)

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Headliners Entertainment Group, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 in the section numbered "Item 6" under the heading "Risk Factors that May Affect Future Results." Among the more significant factors are:

     1. We have obligations to Cornell Capital Partners in excess of $7,500,000, which are likely to be satisfied by our issuance of a large quantity of our common stock.
     2. We lack the capital necessary to expand our operations, and must rely on the sale of equity to obtain the necessary funds.
     3. We have never operated profitably for any significant period of time, and may continue to report net losses.

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

     Results of Operations

     From its founding in 1984 through 2001, Headliners' business consisted entirely of the operation of stand-alone restaurant/comedy club facilities: two in New Jersey from the 1980s until 2003/2004 and one that we operated in Miami, Florida for only a year. In the years since 2002 we have substantially changed the nature of our operations. We have began to develop alternative locations for Rascals' comedy by organizing hotel-based clubs and by granting licenses to utilize the name "Rascals." We also began to develop multiple channels of distribution for the comedic entertainment produced in our clubs, such as home video sales and pay-per-view sales.

     The most dramatic example of our expanding operations is our acquisition at the end of March 2005 of six dance clubs. We acquired the clubs from JHF Properties LLC, which is the developer of a chain of dance clubs that operate under one of the followings trade names:
"Banana Joe's,""Margarita Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe." WE purchased from JHF Properties five of the clubs outright and purchased the rights to the net profits of a sixth. Beginning in the second quarter of 2005, therefore, we will consolidate the financial results of the clubs with our other operations. This will result in a significant increase in our revenues, as the six clubs reported $11,353,827 in revenue for 2004, although three of the clubs only commenced operations in Spring of that year.

     We have also altered our use of the Rascals trademark over the past several years, by expanding into new venues. We replaced the two restaurant-club locations that we have operated since the 1980s with a restaurant and Rascals Comedy Club that opened in Montclair NJ in June 2004. In addition, we have been actively pursuing opportunities to situate Rascals Comedy Clubs in hotels and entertainment venues, where a large, pre-existing clientele can be converted into customers of our club. The Rascals Comedy Clubs that now operate in such venues are:

        - Rascals at the Palisades Center. We opened this club on May 12, 2005 in the Palisades Center, the second largest retail mall in the United States.

        - Rascals Cherry Hill. We opened this club in 2002 in the Hilton Hotel in Cherry Hill, New Jersey.

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

     The discontinuance of the operations of our principal clubs in 2003 and 2004 resulted in marked differences in the results of operations for the first quarter of 2005 compared to the results for the first quarter of 2004. The $446,703 in net sales and $152,690 in cost of sales reported for the first quarter of 2005 are attributable to the operations of both the new Montclair club and restaurant and our club at the Cherry Hill Hilton. The $34,551 in net sales and $18,184 in cost of sales reported for the first quarter of 2004 were contributed by the Cherry Hill club only. The net results of the final months of operations of our club and restaurant in Ocean Township NJ have been reported as a "Loss from Discontinued Operations" on our Statement of Operations.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. In the first quarter of 2005 we incurred general and administrative expenses totaling $37,583,971, including $801,571 in expenses that were or will be settled in cash and $36,782,400 in expenses that we settled by issuance of stock. This large expense for stock-based compensation arises from our efforts to implement growth strategies for the future. Our lack of cash requires us to pay with stock both our executives and the network of individuals who are assisting us in developing and implementing our business plan, which results in a large expense for "stock issued for consulting services."

     The new directions in our operations bode well for the future. The acquisition of the six dance clubs and the opening of the Rascals at the Palisades Center will result in a many-fold increase in our revenue. Our focus in 2005 will be on achieving profitable operations. We believe that is an achievable goal.


Liquidity and Capital Resources

     In order to obtain the funds necessary to acquire our six new dance clubs and construct our facilities in Montclair and the Palisades Center, we have borrowed nearly $10 million from Cornell Capital Partners. At December 31, 2004, we owed Cornell Capital Partners $3,025,000. Today the debt totals $7,500,000, consisting of two notes. One note, for $4,500,000, requires Headliners to make monthly payments of $750,000 plus interest, commencing on August 25, 2005. If Headliners defaults in making any payment, Cornell Capital Partners will be entitled to convert the note into common stock at a conversion price equal to the lesser of $12.00 or 80% of the then-current bid price. The note is secured by a pledge of all of Headliners' assets. The second note, for $3,000,000, provides that Headliners will make monthly principal payments of $100,000 plus accrued interest commencing on May 23, 2005. Headliners' obligation is secured by a pledge of all of its assets. Headliners also pledged 100,000,000 shares of its common stock to secure its obligations under the second note.

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

     Our plan is to sell common stock to Cornell Capital Partners in order to meet our debt service obligations. This will result in a significant increase in our outstanding common stock. At the market price of $2.20 per share on May 13, 2005, satisfaction of our entire debt to Cornell Capital Partners would require that we issue approximately 3,750,000 shares. However, the influx of shares in that quantity into the market is likely to result in a reduction in the market price for our common stock. Therefore it is likely that considerably more shares will have to be sold in order to satisfy our obligations to Cornell Capital Partners.

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

       2. We had over $2.4 million in accounts and notes payable on March 31, 2005, not including the notes payable to Cornell Capital Partners that totaled $7,500,000. We do not expect that cash flow from operations will, in the near term, effect any significant reduction in our accounts and notes payable. Therefore we will either need to obtain extended payment terms from our creditors or we will have to obtain additional capital to pay those creditors whose debts are most pressing.

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

Off-Balance Sheet Arrangements

     At March 31, 2005, Headliners was indebted to Cornell Capital Partners pursuant to two promissory notes, one in the principal amount of $4,500,000 and one in the principal amount of $3,000,000. These notes were recorded on our balance sheet at the purchase price paid for them by Cornell Capital Partners. Because Headliners sold the notes to Cornell Capital Partners at substantial discounts from the principal amounts of the notes, a portion of each note is accounted for as a "discount" and does not appear on the balance sheet. At March 31, 2005 the aggregate amount of unamortized discounts on the two notes was $1,386,346. This amount will be amortized over the lives of the notes, and will be recognized as interest expense when it is amortized.

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Headliners' disclosure controls and procedures as of March 31, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Headliners in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Headliners is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Rodriguez concluded that Headliners' system of disclosure controls and procedures was effective as of March 31, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Headliners's first fiscal quarter that has materially affected or is reasonably likely to materially affect Headliners's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In February 2005 Headliners issued 165,000 shares of common stock to The Rodriguez Family Trust and The Margolies Family Trust. The shares were issued in consideration for the management services provided to Headliners by Eduardo Rodriguez and Michael Margolies.
The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to entities whose principals had access to detailed information about Headliners and which were acquiring the shares for their own accounts. There were no underwriters.

     In March 2005 Headliners issued 7,600,000 shares of common stock to G&H Management L.L.C.. The shares were issued in consideration for the management services provided to Headliners by Eduardo Rodriguez and
Michael Margolies.    The sale was exempt pursuant to Section 4(2) of
the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Headliners and which was acquiring the shares for its own accounts. There were no underwriters.

     In March 2005 Headliners issued 2,400,000 shares of common stock to Kevin Waltzer. The shares were issued in consideration for Mr. Waltzer's forbearance in collecting his loans to Headliners, and for various consulting services and business opportunities he has provided to Headliners. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and was acquiring the shares for his own accounts. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2004.

Item 6.

     Exhibits.

     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification




                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HEADLINERS ENTERTAINMENT GROUP, INC.


Date: May 13, 2005          By:  /s/ Eduardo Rodriguez
                                 ----------------------------------
                                 Eduardo Rodriguez, Chief Executive
                                 Officer & Chief Financial Officer