Form 10QSB
period 2005-06-30
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2005-08-15
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                          Commission File No. 0-33145

                     HEADLINERS ENTERTAINMENT GROUP, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

              Delaware                             84-1195628
      ------------------------------------------------------------------
      (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
       incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                              August 11, 2005
                      Common Voting Stock: 14,793,477

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No  [X]

PART 1.   FINANCIAL INFORMATION

           Headliners Entertainment Group, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheet
                              June 30, 2005

        Assets

Current Assets
 Cash                                            $     86,974
 Assets to be disposed of                             125,000
 Inventory                                            210,458
 Employee advances                                     18,586
 Deposit                                               31,923
 Prepaid insurance                                    228,239
 Interest receivable                                   13,333
 Note receivable                                       36,364
 Other current assets                                  58,124
                                                   ----------
   Total Current Assets                               809,001
                                                   ----------
Property and equipment, net                         4,781,999
                                                   ----------
Other Assets
 Intangible assets                                  4,510,500
 Note receivable, net of current portion              363,636
 Security deposits                                     25,492
                                                   ----------
   Total Other Assets                               4,899,628
                                                   ----------

   Total Assets                                    10,490,628
                                                   ==========

        Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses              2,190,829
 Deferred rent                                         82,203
 Promissory note, net of unamortized
  discount of $644,615                              3,855,385
 Notes payable                                      1,671,050
 Deferred income                                       35,939
 Current portion of long-term debt, net
  of unamortized discount of $193,548               1,006,452
                                                   ----------
   Total Current Liabilities                        8,841,858

Convertible debenture, net of unamortized
 discount of $500,000                               2,500,000
Long-term debt, net of current portion,
 net of unamortized discount of $258,065            1,541,935
                                                   ----------
   Total Liabilities                               12,883,793
                                                   ----------
Stockholders' Deficit
 Common stock, authorized 500,000,000
  shares, $.001 par value, 14,793,478
  shares issued and outstanding                        14,794
 Additional paid-in capital                        56,321,753
 Accumulated deficit                              (55,994,513)
 Prepaid consulting                                (2,735,199)
                                                   ----------
   Total Stockholders' Deficit                     (2,393,165)
                                                   ----------
   Total Liabilities and Stockholders' Deficit   $ 10,490,628
                                                   ==========

See notes to the condensed consolidated financial statements.

          Headliners Entertainment Group, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations


                                  Three Months Ended             Six Months Ended
                                       June 30,                     June 30,
                             ---------------------------  --------------------------
                                2005           2004          2005            2004
                             -----------    ----------    -----------    -----------
                             (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
                             -----------    ----------    -----------    -----------

Net Sales                     $ 3,337,168   $  191,185  $  3,783,871   $    225,736
Cost of Sales                   1,342,023       83,831     1,494,713        102,015
                               ----------   ----------    ----------     ----------
Gross Profit                    1,995,145      107,354     2,289,158        123,721
                               ----------   ----------    ----------     ----------
General and Administrative
 expenses
 General and administrative
  expenses                      2,140,025    1,750,239     2,941,596      2,094,544
 Stock based compensation               -       70,000    24,420,000        140,000
 Stock issued for consulting
  services                        284,301      490,619    12,646,701        811,727
                               ----------   ----------    ----------     ----------
    Total General and
     Administrative Expenses    2,424,326    2,310,858    40,008,297      3,046,271
                               ----------   ----------    ----------     ----------
Other Income (Expenses)
 Interest expense                (514,123)      (9,000)     (784,313)       (18,000)
 Interest income                   13,333            -        13,333              -
                               ----------   ----------     ---------     ----------
    Total Other Expense          (500,790)      (9,000)     (770,980)       (18,000)
                               ----------   ----------    ----------     ----------

Loss From Continuing Operations  (929,971)  (2,212,504)  (38,490,119)    (2,940,550)
                               ----------   ----------    ----------     ----------
Discontinued Operations
 Loss from discontinued
  operations (net of tax effect
  of $0)                                -     (415,125)            -       (439,588)
 Gain on disposal of operations
  (net of tax effect of $0)             -            -             -         16,926
                               ----------   ----------    ----------     ----------
 Loss From Discontinued
  Operations                            -     (415,125)            -       (422,662)
                               ----------   ----------    ----------     ----------

    Net Loss                  $  (929,971) $(2,627,629) $(38,490,119)  $ (3,363,212)
                               ==========   ==========    ==========     ==========

Earnings (Loss) per share     $      (.07) $   (68.38)  $      (5.12)  $   (130.04)
Earnings (Loss) Per Share
 From Continuing Operations   $      (.07) $   (57.58)  $      (5.12)  $   (113.70)
Earnings (Loss) Per Share
 From Discontinued Operations $         -  $   (10.80)  $          -   $    (16.34)

Weighted Average Number of
 Common Shares Outstanding     13,528,730      38,423      7,512,136        25,863



See notes to the condensed consolidated financial statements.

           Headliners Entertainment Group, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows



                                                Six Months Ended
                                                    June 30,
                                          ---------------------------
                                               2005          2004
                                            ---------     ---------
Cash Used in Operating Activities
 Continued Operations                      $  (951,624)   $(2,819,316)
 Discontinued Operations                             -         44,947
                                            ----------     ----------
   Net Cash Used in Operating Activities      (951,624)    (2,774,369)
                                            ----------     ----------
Cash Flows from Investing Activities
 Purchase of investment                              -     (2,125,000)
 Issuance of note receivable                  (400,000)             -
 Purchase of fixed assets                     (217,160)      (550,083)
 Proceeds from sale of liquor license                -         60,000
 Purchase of LLC's, net of $74,200
  cash acquired                             (1,325,800)             -
                                            ----------     ----------
   Net Cash Used in Investing Activities    (1,942,960)    (2,615,083)

Cash Flows From Financing Activities
 Borrowings on line of credit                        -      3,575,000
 Proceeds from promissory notes              2,927,500              -
 Issuance of common stock                            -      2,122,500
 Proceeds from notes payable                    50,000         75,000
 Repayment of note payable                     (25,000)             -
                                            ----------     ----------
   Net Cash Provided by Financing
    Activities                               2,952,500      5,772,500
                                            ----------     ----------

Net Increase in Cash and Equivalents            57,916        383,048

Cash and Equivalents at Beginning of Period     29,058             70
                                            ----------     ----------
Cash and Equivalents at End of Period      $    86,974    $   383,118
                                            ==========     ==========


See notes to the condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2005, the Company issued a $4,500,000 promissory note in exchange for $427,500 in cash and the extinguishment of an outstanding obligation of $3,025,000. Additionally, a discount on the note of $1,047,500 was recorded.

During the six months ended June 30, 2005, the Company issued a $3,000,000 promissory note in exchange for $2,500,000 in cash and a discount of $500,000.

During the six months ended June 30, 2005, the Company acquired all of the rights, title and interest in six limited liability companies. In connection with the acquisition, the Company, assumed $337,549 of accounts payable and accrued expenses, issued notes payable aggregating $793,435 and issued common stock valued at $301,565.

During the six months ended June 30, 2005, the Company issued 1,700,000 shares of common stock for $2,877,000 of prepaid consulting services.

On June 28, 2005, the Company issued a convertible debenture in the amount of $3,000,000 in exchange for $2,500,000. The debenture was discounted by $500,000. The net proceeds of $2,500,000 were disbursed directly to a movie production company, pursuant to a subscription agreement dated June 28, 2005, in exchange for movie participation rights.


See notes to the condensed consolidated financial statements.

          Headliners Entertainment Group, Inc. and Subsidiaries
         Notes to the Condensed Consolidated Financial Statements
                      Six Months Ended June 30, 2005
                                (Unaudited)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

2.     GOING CONCERN

       The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at June 30, 2005, current liabilities exceed current assets by $8,032,857 and total liabilities exceed total assets by $2,393,165. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

       Management's plan in regard to the going concern issues is to raise capital through the sale of the Company's stock via the equity line of credit that has been established. In addition, the Company is focusing on developing a significant number of clubs to achieve an efficient level of operations.

3.     INTANGIBLE ASSETS

       Intangible assets at June 30, 2005 consist of the following:

       Excess purchase price of the net assets assumed
        of six limited liability companies acquired
        (See note 4)                                      $ 2,010,000
       Movie participation rights                           2,500,000
                                                           ----------
                                                          $ 4,510,000
                                                           ==========

       On June 28, 2005, the Company entered into a subscription agreement with a movie production company. The Company paid $2,500,000 in exchange for participation rights in two movies. The participation rights entitle the Company to receive from the adjusted gross revenues of the movies the full amount of its investment plus 20%. After that payment is achieved, the Company will be entitled to receive 6.8% of the adjusted gross revenues generated by each movie in perpetuity.
       As the participation rights do not have a finite life, they will not be amortized; however, in accordance with FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company will test the participation rights annually for impairment.

             Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                        Six Months Ended June 30, 2005
                                (Unaudited)

4.     BUSINESS COMBINATIONS

       On March 29, 2005, the Company entered into a Consolidated Acquisition Agreement with Paul Butler and JHF Property Holdings, LLC ("JHF"). Pursuant to the Consolidated Acquisition Agreement, effective March 31, 2005, the Company acquired all of the rights, title and interest in five limited liability companies and the right to receive the net income of a sixth limited liability company. The Consolidated Acquisition Agreement provided for the Company to acquire ownership of the sixth limited liability company at a future date. Each of the limited liability companies operates an entertainment complex consisting of a dance club and other facilities, one each in Cincinnati, Kansas City, Tucson, Jackson, Louisville and Omaha.

       In accordance with the Consolidated Acquisition Agreement, the Company and JHF commenced development of a comedy club utilizing the Rascals trademark in Hampton, VA. JHF was responsible for supervising the development and construction of the club for a fee and the Company was to retain all of the rights, title and interest in the club.

       The consideration paid to JHF for the acquisition of the five limited liability companies, the right to receive the net income of the sixth limited liability company and the development and construction of the Hampton, VA comedy club consisted of $3,675,000 in cash payments, a 0% convertible debenture due on March 31, 2008 in the principal amount of $5,000,000 and 7,000 shares of the Company's common stock.

       Additionally, the Consolidated Acquisition Agreement contained provisions under which JHF would manage the seven properties. In consideration for the management services, the Company issued common stock with a market value of $2,300,000 to JHF. The Company committed that if the proceeds realized by JHF from selling the shares were less than $2,300,000, the Company would issue additional shares until JHF realized $2,300,000. Additionally, the Company agreed to make weekly cash payments to JHF for their management services.

       On July 22, 2005, the Company entered into a Settlement Agreement with JHF Property Holdings, LLC, Paul Butler, Jon B. Field and Jon H. Field (collectively, "JHF"). The Settlement Agreement settled a lawsuit that the Company had brought against JHF alleging fraud and breach of contract. The Settlement Agreement contained the following provisions, which amended the terms under which the Company acquired the six limited liability companies. The acquisition has been recorded in the accompanying financial statements, effective April 1, 2005, in accordance with these amended terms:

       1. The Company's ownership of the limited liability companies that own the six dance clubs has been acknowledged.

       2. The Company assigned to JHF all of its interest in the comedy club built in Hampton, VA.

       3. JHF surrendered the $5,000,000 convertible debenture issued to them pursuant to the Consolidated Acquisition Agreement.

       4. The Company's agreement with JHF to manage the clubs has been terminated.

       5. All of the Company's payment obligations under the Consolidated Acquisition Agreement have been terminated. In lieu thereof, the Company agreed to pay to JHF: (a) five weekly payments of $74,687 totaling $373,435), commencing on August 3, 2005; and (b) twenty-eight weekly payments of $15,000 (totaling $420,000) commencing on September 7, 2005.

            Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                        Six Months Ended June 30, 2005
                               (Unaudited)

4. BUSINESS COMBINATIONS, Continued

   The aggregate acquisition price for the six clubs was $4,770,000, which included cash in the amount of $3,675,000, 777,000 shares of the Company's common stock valued at $301,565 (which represents the proceeds realized by JHF from the sale of stock issued to them) and issuance of notes payable to JHF aggregating $793,435.

   The Results of Operations of the six acquired limited liability companies for the period after April 1, 2005 are included in the Company's consolidated financial statements. Following are pro forma amounts assuming that the acquisition was made on January 1, 2005:

                                                For the Six Months Ended
                                                      June 30, 2005
                                                ------------------------
    Net Sales                                        $   6,388,190
    Net Loss                                         $ (38,397,145)
    Loss Per Share From Continuing Operations                (5.11)


   The transaction was accounted for as an acquisition of the six limited liability companies under the purchase method of accounting in accordance with Statement of Financial Accounting Standards. No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the Company in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets is allocated to goodwill. The preliminary purchase price allocation is subject to finalization of the intangible asset.

5. CONVERTIBLE DEBENTURE

   On June 28, 2005, the Company issued a convertible debenture in the principal amount of $3,000,000, bearing interest at 12% per annum.
   In exchange for the debenture, the Company received $2,500,000. The debenture was discounted by $500,000. The discount on the debenture is being amortized on a straight line basis, with the amortization being recognized as interest expense. The unamortized discount on the debenture at June 30, 2005 was $500,000. The Company used the proceeds from the debenture to invest in the production and distribution of two movies pursuant to a subscription agreement dated June 28, 2005. The subscription agreement entitles the Company to receive participation rights in each movie. ( See Note 3.)

   The debenture provides that the first $3,000,000 in receipts from the Company's participation rights pursuant to the subscription agreement will be paid to satisfy the debenture. Any portion of the debenture that remains unpaid on December 31, 2006 will be payable by the Company on that date. The debenture is secured by (a) the Company's rights under the subscription agreement, (b) all of the Company's assets, and (c) 100,000,000 shares of the Company's common stock.

   The debenture is convertible into shares of the Company's common stock at the option of the debenture holder at a conversion price of $0.55 per share.

6. NOTE RECEIVABLE

   In March of 2005, the Company loaned $400,000 to another publicly traded entity whose Chief Executive Officer is also the Chief Executive Officer of Headliners Entertainment Group, Inc. The loan bears interest at the rate of 10% per annum. The interest is to be paid on the first day of each month, commencing April 2005. The note is to be repaid in eleven monthly installments of $33,333 commencing on June 1, 2006. A final payment in the amount of $33,337 is due on May 1, 2007.
                                    -7-

           Headliners Entertainment Group, Inc. and Subsidiaries
          Notes to the Condensed Consolidated Financial Statements
                       Six Months Ended June 30, 2005
                               (Unaudited)

7. PROMISSORY NOTE

   On January 25, 2005, the Company issued a promissory note in the amount of $4,500,000, bearing interest at 12% per annum. In exchange for the promissory note, the note holder paid the Company $427,500 and surrendered other notes due from the Company in the principal amount of $3,025,000. Additionally, the Company discounted the note by $1,047,500. The discount on the note is being amortized on the straight line basis, with the amortization being recognized as interest expense. The unamortized discount on the note at June 30, 2005 was $644,615. The note is to be repaid in monthly principal payments of $750,000 plus accrued interest commencing on August 25, 2005. The note is secured by substantially all of the Company's assets.

   In the event of a default, the note holder will have the option to convert the principal and accrued interest into common stock of the Company. The conversion rate will be the lesser of $12 or 80% of the average of the lowest three closing bid prices during the thirty days preceding conversion.

8. LONG-TERM DEBT

   On March 21, 2005, the Company issued a promissory note in the amount of $3,000,000, bearing interest at 12% per annum. In exchange for the promissory note, the note holder paid the Company $2,500,000. The note was discounted by $500,000. The discount on the note is being amortized on the straight line basis, with the amortization being recognized as interest expense. The unamortized discount on the note at June 30, 2005 was $451,613. The note is to be repaid in thirty monthly installments of $100,000 plus accrued interest, commencing
   May 23, 2005. As collateral for the note, the Company has pledged 100,000,000 shares of its common stock. As of June 30, 2005, the current portion due under the note is $1,006,452, net of $193,548 unamortized discount and the long-term portion due under the note is $1,541,935, net of $258,065 unamortized discount. The Company is currently in default under this note, as no payments have been made.

9. JOINT MANAGEMENT AGREEMENT

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

Item 2.  Management Discussion and Analysis

   Forward-looking Statements

   This Report contains certain forward-looking statements regarding Headliners Entertainment Group, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 in the section numbered "Item 6" under the heading "Risk Factors that May Affect Future Results." Among the more significant factors are:

     1. We have obligations to Cornell Capital Partners in excess of $10,500,000. The greater portion of that debt is likely to be satisfied by our issuance of a large quantity of our common stock.
     2. We lack the capital necessary to expand our operations, and must rely on the sale of equity to obtain the necessary funds.
     3. We have never operated profitably for any significant period of time, and may continue to report net losses.

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

     Results of Operations

     From its founding in 1984 through 2001, Headliners' business consisted entirely of the operation of stand-alone restaurant/comedy club facilities: two in New Jersey from the 1980s until 2003/2004 and one that we operated in Miami, Florida for only a year. In the years since 2002 we have substantially changed the nature of our operations.
We have began to develop alternative locations for Rascals' comedy by organizing hotel-based clubs and by granting licenses to utilize the name "Rascals." We also began to develop multiple channels of distribution for the comedic entertainment produced in our clubs, such as online distribution, home video sales and pay-per-view sales.

     The most dramatic example of our expanding operations is our acquisition at the end of March 2005 of six dance clubs that operate under one of the followings trade names: "Banana Joe's,""Margarita
Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe."   Commencing on
April 1, 2005 we have consolidated the financial results of the clubs with our other operations on our financial statements. This has resulted in a significant increase in our revenues, as the six clubs reported $11,353,827 in revenue for 2004, although three of the clubs only commenced operations in Spring of that year.

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

     Recently we have renewed our efforts to utilize the Rascals Library of Comedy Classics as a revenue source. The Library contains over 300 hours of live recordings of well-known comedians when they appeared at a Rascals Comedy Club. At times during our history we have broadcast portions of the Library on pay-per-view television, sold home video recordings of shows in the Library, and made shows available for download on the Internet. During the second quarter of 2005 we obtained modest revenue from broadcasts of our comedy on XM radio and Audible.com, each of which offers the Rascals Comedy Classics in its menu of on-demand media. In our financial reports for the third quarter we will also realize revenue from our position as the exclusive stand-up comedy channel on Microsoft MSN Video, Windows Media Entertainment, and TVNet. Similar to our club licensing arrangements, these media distribution channels currently provide only limited revenue, but it is revenue obtained with almost no marginal expense, thus flowing directly into earnings.

     In June 2005 we further expanded our entertainment assets by investing in the production and distribution of two general distribution movies: "Beer League" and "TV The Movie." Headliners will own "participation rights" in these movies, which are being produced by a well-established team of movie industry figures. The participation rights entitle Headliners to receive from the gross revenues produced by the movies (net of certain "top line deductions") the full amount of its investment plus 20% - i.e the principal amount of the Debenture sold to Cornell Capital Partners to fund our investment. After that payment is achieved, then Headliners will be entitled to receive approximately 6.8% of the adjusted gross revenues generated by each movie.

     The effect of our expansion is evident in the results reported in our Statement of Operations. During the first quarter of 2005, when our operations including the Montclair restaurant and club, we reported net sales of $446,703, compared to $34,551 in the first quarter of 2004, when our only club operation was at the Hilton in Cherry Hill. In the second quarter of 2005, when we added the six dance clubs and the Rascals at the Palisades Center, our net sales exploded to $3,337,168, compared to $191,185 in the second quarter of 2004. Similarly our expanded operations produced gross profit in the quarter ended June 30, 2005 of $1,995,145, compared to gross profit of only $107,354 in the second quarter of 2004. We also incurred a net loss of $415,125 in the quarter ended June 30, 2004 from the final months of operations of our club and restaurant in Ocean Township NJ. The loss realized in Ocean Township has been reported as a "Loss from Discontinued Operations" on our Statement of Operations for 2004.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. In the first quarter of 2005 we incurred general and administrative expenses totaling $37,583,971. However, this included only $801,571 in expenses that were or will be settled in cash. The remaining $36,782,400 in first quarter expenses were settled by issuance of stock. In the second quarter of 2005 we incurred an additional $284,301 in expenses from the issuance of stock to consultants. This large expense for stock-based compensation arises from our efforts to implement growth strategies for the future. Our lack of cash requires us to pay with stock both our executives and the network of individuals who are assisting us in developing and implementing our business plan, which results in a large expense for "stock issued for consulting services."

     A portion of the common stock issued to consultants during the first six months of 2005 was compensation under two year contracts. The market value of those shares has been recorded as a reduction to equity identified as "prepaid consulting." The aggregate of $2,735,199 in prepaid consulting on Headliners' balance sheet at June 30, 2005 will be expensed in future periods when Headliners expects to realize the benefit of the consulting services.

     Headliners incurred an "interest expense" of $784,313 during the first half of 2005, most of which was attributable to the three notes payable to Cornell Capital Partners in the aggregate principal amount of $10,500,000. In addition to the stated interest at 12% per annum that accrued under the notes, $451,272 of the interest expense was attributable to amortization of the discounts given to Cornell Capital Partners when it purchased the notes from Headliners. The remaining $1,596,228 of the discount will be similarly expensed over the lives of the notes. The $4,500,000 note, on which a discount of $644,615 remains unamortized, is scheduled to terminate on January 26, 2006. The $3,000,000 note issued in March, on which a discount of $451,613 remains unamortized, is scheduled to terminate on October 26, 2007. The $3,000,000 note issued in June, on which the unamortized discount is $500,000, is scheduled to terminate on December 31, 2006.

     Our expenses remain disproportionate to our revenue, primarily due to interest expense and consulting fees. As a result, we realized a net loss of $929,971 in the quarter ended June 30, 2005 and $38,490,119 for the six months ended June 30, 2005. However, the new directions in our operations bode well for the future. The acquisition of the six dance clubs, the opening of the Rascals at the Palisades Center, and our new ventures in media distribution of the Rascals Library will combine to result in a many-fold increase in our revenue. Our focus in 2005 will be on achieving financial stability, which can serve as a platform for profitable operations in 2006. We believe that is an achievable goal.

     Liquidity and Capital Resources

     In order to obtain the funds necessary to acquire our six new dance clubs and construct our facilities in Montclair and the Palisades Center, we have borrowed nearly $10 million from Cornell Capital Partners. In addition, in June 2005 we incurred an additional $3,000,000 debt to Cornell Capital Partners in order to invest in the production and distribution of two movies. That arrangement provides that after we fully repay Cornell Capital Partners from our share of the net revenues of the movies, we will retain a 6.8% interest in the net revenues.

     At December 31, 2004, we owed Cornell Capital Partners $3,025,000. Today the debt totals $10,500,000, consisting of three notes:

        - One note, for $4,500,000, requires Headliners to make monthly payments of $750,000 plus interest, commencing on August 25, 2005. If Headliners defaults in making any payment, Cornell Capital Partners will be entitled to convert the note into common stock at a conversion price equal to the lesser of $12.00 or 80% of the then-current bid price. The note is secured by a pledge of all of Headliners' assets.

        - The second note, for $3,000,000, provides that Headliners will make monthly principal payments of $100,000 plus accrued interest commencing on May 23, 2005. Headliners' obligation is secured by a pledge of all of its assets. Headliners also pledged 100,000,000 shares of its common stock to secure its obligations under the second note. Headliners is currently in default under that note, as we have made no payments. We are currently in negotiation with Cornell Capital Partners regarding a restructuring of both this and the earlier note.

        - The third note, which we incurred in order to fund our investment in the two movies, provides that we will pay to Cornell Capital Partners all of the distributions we receive from the movies until it is satisfied. Any amount that remains unpaid on December 31, 2006 will be payable from our general assets. Cornell Capital Partners is entitled to convert the note into Headliners common stock at a conversion price of $.55 per share. Headliners obligation under the note is guaranteed by Ckrush Entertainment, Inc., the promoter of the movies.

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

     We plan to meet most of our debt service obligations to Cornell Capital Partners by selling it common stock under the terms of the Standby Equity Distribution Agreement. This will result in a significant increase in our outstanding common stock. At the market price of $.15 per share on August 11, 2005, satisfaction of our entire debt to Cornell Capital Partners would require that we issue approximately 72,000,000 shares. However, the influx of shares in that quantity into the market is likely to result in a reduction in the market price for our common stock. Therefore it is likely that considerably more shares will have to be sold in order to satisfy our obligations to Cornell Capital Partners.

     With the proceeds of our sale of notes to Cornell Capital Partners, we have substantially alleviated our capital commitments. Nevertheless, in addition to the ongoing expenses of operating its business, Headliners faces the following cash commitments:

       1. We are committed to pay $793,435 over the next 33 weeks to settle our obligations to the prior owners of our six new dance clubs.

       2. We had almost $2.2 million in accounts payable on June 30, 2005, not including the notes payable to Cornell Capital Partners that totaled $10,500,000. We do not expect that cash flow from operations will, in the near term, effect any significant reduction in our accounts payable. Therefore we will either need to obtain extended payment terms from our creditors or we will have to obtain additional capital to pay those creditors whose debts are most pressing.

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

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Headliners' disclosure controls and procedures as of June 30, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Headliners in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Headliners is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Rodriguez concluded that Headliners' system of disclosure controls and procedures was effective as of June 30, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Headliners's second fiscal quarter that has materially affected or is reasonably likely to materially affect Headliners's internal control over financial reporting.


PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In June 2005 Headliners issued a total of 62,500 shares of common stock to two prior investors. The shares were issued in consideration for the investors' agreements to release Headliners from its obligation to include the shares in a registration statement filed with the Securities and Exchange Commission. The sales were exempt pursuant to
Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Headliners and were acquiring the shares for their own accounts. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2005.

Item 6.
Exhibits.

     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HEADLINERS ENTERTAINMENT GROUP, INC.


Date: August 12, 2005       By:  /s/ Eduardo Rodriguez
                                 ----------------------------------
                                 Eduardo Rodriguez, Chief Executive
                                 Officer & Chief Financial Officer