Form 10QSB
period 2005-09-30
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2005-11-14
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2005


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                       Commission File No. 0-33145

                   HEADLINERS ENTERTAINMENT GROUP, INC.
              --------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                           November 14, 2005
                           Common Voting Stock: 15,404,588

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

PART 1.     FINANCIAL INFORMATION


           Headliners Entertainment Group, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheet
                            September 30, 2005
                                (Unaudited)

        Assets

Current Assets
 Cash                                             $   191,795
 Assets to be disposed of                             125,000
 Inventory                                            152,128
 Other current assets                                  17,683
 Prepaid expenses                                     266,276
                                                   ----------
 Total Current Assets                                 752,882
                                                   ----------

Property and equipment, net                         4,292,346
Deposit                                                15,247
Intangible assets                                   4,433,849
                                                   ----------
Total Assets                                        9,494,324
                                                   ==========

        Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses              2,180,133
 Convertible debentures                             4,000,000
 Notes payable                                      1,504,505
 Deferred income                                       38,532
 Accrued interest                                     112,441
                                                   ----------
 Total Current Liabilities                          7,835,611

 Convertible debentures, net of amortized
  discount of $458,333                              6,495,365
                                                   ----------
 Total Liabilities                                 14,330,976
                                                   ----------
Stockholders' Deficit
 Common stock, authorized 500,000,000
  shares, $.001 par value, 14,793,478
  shares issued and outstanding                        14,794
 Additional paid-in capital                        56,321,753
 Accumulated deficit                              (61,173,199)
                                                   ----------
 Total Stockholders' Deficit                       (4,836,652)
                                                   ----------
Total Liabilities and Stockholders' Deficit       $ 9,494,324
                                                   ==========



See notes to the condensed consolidated financial statements.

           Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations
                                (Unaudited)




                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                             -----------------------   ------------------------
                                2005         2004         2005          2004
                             ----------   ----------   -----------  -----------
Net Sales                    $ 3,170,103  $  720,942  $  6,953,974   $  912,127

Costs and Expenses
 Cost of sales                 1,245,751     339,713     2,740,464      441,728
                              ----------  ----------    ----------   ----------
Gross Profit (Loss)            1,924,352     381,229     4,213,510      470,399
                              ----------  ----------    ----------   ----------
General and Administrative
 expenses
 General and administrative
  expenses                     3,006,171     405,942     5,947,767    2,500,486
 Stock based compensation              -      70,000    24,420,000      210,000
 Stock issued for consulting
  services                     2,735,199     498,872    15,381,900    1,310,599
                              ----------  ----------    ----------   ----------
Total General and
 Administrative Expenses       5,741,370     974,814    45,749,667    4,021,085
                              ----------  ----------    ----------   ----------

Loss From Operations          (3,817,018)   (593,585)  (41,536,157)  (3,550,686)

Other Income (Expenses)
 Interest expense             (1,371,565)     (9,000)   (2,155,878)     (27,000)
 Interest income                      44           -        13,377            -
 Other income                      9,675           -         9,675            -
                              ----------  ----------    ----------   ----------
Total Other Expense           (1,361,846)     (9,000)   (2,132,826)     (27,000)
                              ----------  ----------    ----------   ----------
Loss From Continuing
 Operations                   (5,178,864)   (602,585)  (43,668,983)  (3,577,686)
                              ----------  ----------    ----------   ----------
Discontinued Operations
 Loss from discontinued
  operations (net of tax
  effect of $0)                        -           -             -     (439,588)
 Gain on disposal of
  operations (net of tax
  effect of $0)                        -           -             -       16,926
                              ----------  ----------    ----------    ---------
Loss From Discontinued
 Operations                            -           -             -     (422,662)
                              ----------  ----------    ----------    ---------
Net Loss                     $(5,178,864) $ (602,585) $(43,668,983) $(4,000,348)
                              ==========   ==========   ==========    =========

Earnings (Loss) per share    $     (0.35) $   (27.80) $      (4.38) $    (71.26)
Earnings (Loss) Per Share
 From Continuing Operations  $     (0.35) $   (27.80) $      (4.38) $    (63.74)
Earnings (Loss) Per Share
 From Discontinued
 Operations                  $         -  $        -  $          -  $     (7.52)

Weighted Average Number of
 Common Shares Outstanding    14,793,478      21,677     9,965,921       56,135



See notes to the condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                               ---------------------------
                                                    2005          2004
                                               ------------   ------------
Cash Used in Operating Activities
 Continued Operations                           $(1,130,258)  $(2,504,502)
 Discontinued Operations                                  -        44,947
                                                 ----------    ----------
 Net Cash Used in Operating Activities           (1,130,258)   (2,459,555)
                                                 ----------    ----------
Cash Flows from Investing Activities
 Purchase of investment                                   -    (2,490,000)
 Purchase of fixed assets                          (217,160)   (1,416,166)
 Proceeds from sale of liquor license                     -        60,000
 Issuance of note receivable                       (400,000)            -
 Repayments of note receivable                      400,000             -
 Purchase of LLC's, net of $44,200 cash
  acquired                                       (1,325,800)            -
                                                 ----------    ----------
 Net Cash Used in Investing Activities           (1,542,960)   (3,846,166)
                                                 ----------    ----------
Cash Flows From Financing Activities
 Issuance of common stock                                 -     2,872,500
 Proceeds from promissory notes                   2,927,500             -
 Proceeds from notes payable                         50,000             -
 Repayment of notes payable                        (324,468)            -
 Proceeds from notes payable                        182,923     3,450,000
                                                 ----------    ----------
 Net Cash Provided by Financing Activities        2,835,955     6,322,500
                                                 ----------    ----------
Net Increase in Cash and Equivalents                162,737        16,779

Cash and Equivalents at Beginning of Period          29,058            70
                                                 ----------    ----------
Cash and Equivalents at End of Period           $   191,795   $    16,849
                                                 ==========    ==========


See notes to the condensed consolidated financial statements.

             Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     During the nine months ended September 30, 2005, the Company issued a $4,500,000 promissory note in exchange for $427,500 in cash and the extinguishment of an outstanding obligation of $3,025,000.
     Additionally, a discount on the note of $1,047,500 was recorded.

     During the nine months ended September 30, 2005, the Company issued a $3,000,000 promissory note in exchange for $2,500,000 in cash and a discount of $500,000.

     During the nine months ended September 30, 2005, the Company acquired all of the rights, title and interest in six limited liability companies. In connection with the acquisition, the Company, assumed $337,549 of accounts payable and accrued expenses, issued notes payable aggregating $793,435 and issued common stock valued at $301,565.

     During the nine months ended September 30, 2005, the Company issued 1,700,000 shares of common stock for $2,877,000 of prepaid consulting services.

     On June 28, 2005, the Company issued a convertible debenture in the amount of $3,000,000 in exchange for $2,500,000. The debenture was discounted by $500,000. The net proceeds of $2,500,000 were disbursed directly to a movie production company, pursuant to a subscription agreement dated June 28, 2005, in exchange for movie participation rights.

     On August 17, 2005, the Company issued a convertible debenture in the amount of $7,953,698 in exchange for the extinguishment of $7,500,000 of promissory notes and accrued interest of $453,698.


























See notes to the condensed consolidated financial statements.

           Headliners Entertainment Group, Inc. and Subsidiaries
          Notes to the Condensed Consolidated Financial Statements
                   Nine Months Ended September 30, 2005
                               (Unaudited)


     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on For 10-KSB for the year ended December 31, 2004.

1.   GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, and accumulated deficit, and recurring negative cash flows from operations. Further, at September 30, 2005, current liabilities exceed current assets by $7,082,729 and total liabilities exceed total assets by $4,836,652. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

     Management's plan in regard to the going concern issues is to raise capital through the sale of the Company's stock and convert existing debt into shares of the Company's common stock. In addition, the Company is focusing on developing a significant number of clubs to achieve an efficient level of operations.

2.   INTANGIBLE ASSETS

     Intangible assets at September 30, 2005 consist of the following:

     Excess purchase price of the net assets
      assumed of six LLC's acquired               $ 1,933,849
     Movie participation rights                     2,500,000
                                                    ---------
                                                  $ 4,433,849
                                                    =========

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

             Headliners Entertainment Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                      Nine Months Ended September 30, 2005
                                 (Unaudited)


3.   BUSINESS COMBINATIONS

     On March 29, 2005, the Company entered into a Consolidated Acquisition Agreement with Paul Butler and JHF Property Holdings, LLC ("JHF"). Pursuant to the Consolidated Acquisition Agreement, effective March 31, 2005, the Company acquired all of the rights, title and interest in five limited liability companies and the right to receive the net income of a sixth limited liability company. The Consolidated Acquisition Agreement, provided for the Company to acquire ownership of the sixth limited liability company at a future date. Each of the limited liability companies operates an entertainment complex consisting of a dance club and other facilities, one each in Cincinnati, Kansas City, Tucson, Jackson, Louisville and Omaha.

     In accordance with the Consolidated Acquisition Agreement, the Company and JHF commenced development of comedy club utilizing the Rascals trademark in Hampton, VA. JHF was responsible for supervising the development and construction of the club for a fee and the Company retained all of the rights, title and interest in the club.

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

     Additionally, the Consolidated Acquisition Agreement contained provisions under which, JHF would manage the seven properties. In consideration for the management services, the Company issued common stock with a market value of $2,300,000 to JHF. The Company has committed that if the proceeds realized by JHF from selling the shares are less than $2,300,000, the Company will issue additional shares until JHF realizes $2,300,000. Additionally, the Company agreed to make weekly cash payments to JHF for their management services.

     On July 22, 2005, the Company entered into a Settlement Agreement with JHF Property Holdings, LLC, Paul Butler, Jon B. Field and Jon H. Field (collectively, "JHF"). The Settlement Agreement settled a lawsuit that the Company had brought against JHF alleging fraud and breach of contract. The Settlement Agreement contained the following provisions, which amended the terms under which the Company acquired the six limited liability companies. The acquisition has been recorded in the accompanying financial statements effective, April 1, 2005, in accordance with these amended terms:

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

     5. All of the Company's payment obligations under the Consolidated Acquisition Agreement have been terminated. In lieu thereof, the Company agreed to pay to JHF: (a) five weekly payments of $74,687 (totaling $373,435), commencing on August 3, 2005; and
        (b) twenty-eight weekly payments of $15,000 (totaling $420,000) commencing on September 7, 2005.

     The aggregate acquisition price for the six clubs was $4,770,000, which included cash in the amount of $3,675,000, 777,000 shares of the Company's commons stock valued at $301,565 (which represents the proceeds realized by JHF from the sale of stock issued to them) and issuance of notes payable to JHF aggregating $793,435.

             Headliners Entertainment Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended September 30, 2005
                                (Unaudited)

4.   BUSINESS COMBINATIONS, Continued

     The Results of Operations for the six acquired limited liability companies for the period after April 1, 2005 are included in the Company's consolidated financial statements. Following are pro forma amounts assuming that the acquisition was made on January 1, 2005:

                                               For the Nine Months Ended
                                                  September 30, 2005
                                               -------------------------
     Net Sales                                      $   9,558,293
     Net Loss                                       $ (43,762,017)
     Loss Per Share From Continuing Operations              (4.38)

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

6.   NOTE RECEIVABLE/NOTE PAYABLE

     In March of 2005, the Company loaned $400,000 to another publicly traded entity whose Chief Executive Officer is also the Chief Executive Officer of Headliners Entertainment Group, Inc. The loan bears interest at the rate of 10% per annum. The interest is to be paid on the first day of each month, commencing April 2005. The note was to be repaid in eleven monthly installments of $33,333 commencing on June 1, 2006. A final payment in the amount of $33,337 is due on May 1, 2007. The note plus accrued interest of $13,377 was repaid during the three months ended September 30, 2005. Additionally, during the three months ended September 30, 2005, the other publicly traded entity has advanced Headliners $132,923. The loan is due on demand and is included in Notes Payable on the accompanying Balance Sheet.

            Headliners Entertainment Group, Inc. and Subsidiaries
          Notes to the Condensed Consolidated Financial Statements
                   Nine Months Ended September 30, 2005
                               (Unaudited)



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

     On August 17, 2005, this note was refinanced.  See Note 9.

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

     On August 19, 2005, this note was refinanced.  See Note 9.

9.   CONVERTIBLE DEBENTURE

     On August 19, 2005, the Company refinanced two promissory notes. The notes that were discharged in the refinance transaction were (a) a promissory note in the principal amount of $4,500,000 dated January 25, 2005. On August 19, 2005, this note had an unamortized discount of $349,167 and unpaid interest of $317,589, and (b) a promissory note in the principal amount of $3,000,000. On August 19, 2005, this note had an unamortized discount of $191,342 and unpaid interest of $136,109.

     The January and March notes were replaced on August 19, 2005 by a secured convertible debenture in the principal amount of $7,953,698, representing the principal amount of the earlier notes plus accrued interest. The debenture accrues interest at 12% per annum. Monthly payments of $400,000 plus accrued interest will commence on December 1, 2005. As of September 30, 2005, interest in the amount of $112,441 has been accrued.

     As a result of the refinance, the unamortized discounts of $540,509 were recognized as interest expense as of September 30, 2005.

     The debenture may be converted by the debt holder into common shares of the Company at a conversion price of $0.20 per share. At any time when the market price for the Company's common stock is less than the conversion price, the Company may prepay the debenture, in whole or in part, by paying a 10% premium. The Company's obligation under the debenture is secured by a pledge of all of the Company's assets and a by a pledge of 100,000,000 shares of the Company's common stock.

            Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended September 30, 2005
                               (Unaudited)

10.  JOINT MANAGEMENT AGREEMENT

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

11.  PREPAID CONSULTING

     During the nine months ended September 30, 2005, the Company issued 1,700,000 fully vested, non-forfeitable shares of common stock to various consultants for services that extend into the future. The shares were valued at $2,877,000, which represented their fair market value at the date of the agreements, as there was no readily determinable value for the consulting services to be provided. The Company accounted for the prepaid value of the consulting services in accordance with EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees". However, due to the factors that may lead to uncertainty regarding the future economic benefit of the prepaid consulting services, the asset has been expensed as of September 30, 2005.

Item 2.  Management Discussion and Analysis

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Headliners Entertainment Group, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 in the section numbered "Item 6" under the heading "Risk Factors that May Affect Future Results." Among the more significant factors are:

     1. We have obligations to Cornell Capital Partners in excess of $11,000,000. The greater portion of that debt is likely to be satisfied by our issuance of a large quantity of our common stock.

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

     Recently we have renewed our efforts to utilize the Rascals Library of Comedy Classics as a revenue source. The Library contains over 300 hours of live recordings of well-known comedians when they appeared at a Rascals Comedy Club. At times during our history we have broadcast portions of the Library on pay-per-view television, sold home video recordings of shows in the Library, and made shows available for download on the Internet. During the second quarter of 2005 we obtained modest revenue from broadcasts of our comedy on XM radio and Audible.com, each of which offers the Rascals Comedy Classics in its menu of on-demand media. In the third quarter OF 2005 we also realized revenue, albeit modest, from our position as the exclusive stand-up comedy channel on Microsoft MSN Video, Windows Media Entertainment, and TVNet. Similar to our club licensing arrangements, these media distribution channels currently provide only limited revenue, but it is revenue obtained with almost no marginal expense, thus flowing directly into earnings.

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

     The effect of our expansion is evident in the results reported in our Statement of Operations. During the first quarter of 2005, when our operations including both the Montclair restaurant and club and the Cherry Hill club, we reported net sales of $446,703, compared to $34,551 in the first quarter of 2004, when our only club operation was at the Hilton in Cherry Hill. In the second and third quarters of 2005, when we added the six dance clubs and the Rascals at the Palisades Center, our net sales increased to $6,507,271 for the six months ended September 30, 2005 ($3,337,168 in the second quarter and

$3,170,103 in the third quarter), compared to $912,127 for the six months ended September 30, 2004 ($191,185 in the second quarter and $720,942 in the third quarter of 2004). Similarly our expanded operations produced gross profit in the nine months ended September 30, 2005 of $4,213,510, compared to gross profit of only $470,399 in the nine months ended September 30, 2004. We also incurred a net loss of $439,588 in the nine months ended September 30, 2004 from the final months of operations of our club and restaurant in Ocean Township NJ. The loss realized in Ocean Township has been reported as a "Loss from Discontinued Operations" on our Statement of Operations for 2004.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. In the first quarter of 2005 we incurred general and administrative expenses totaling $37,583,971. However, this included only $801,571 in expenses that were or will be settled in cash. The remaining $36,782,400 in first quarter expenses were settled by issuance of stock. In the second quarter of 2005 we incurred an additional $284,301 in expenses from the issuance of stock to consultants and then another $2,735,199 in the third quarter of 2005. This large expense for stock-based compensation arises from our efforts to implement growth strategies for the future. Our lack of cash requires us to pay with stock both our executives and the network of individuals who are assisting us in developing and implementing our business plan, which results in a large expense for "stock issued for consulting services."

     Headliners incurred an "interest expense" of $2,155,878 during the first nine months of 2005, most of which was attributable to the notes payable to Cornell Capital Partners in the aggregate principal amount of $10,953,698. The notes carry a stated interest of 12% per annum. However, the notes were sold at an aggregate discount of $2,047,500. As a result, $1,589,167 of the interest expense realized in the nine months ended September 30, 2005 was attributable to amortization of the discounts given to Cornell Capital Partners when it purchased the notes from Headliners. The remaining $458,333 of the discount will be similarly expensed over the life of the note issued in connection with Headliners' investment in two movies. That $3,000,000 note is scheduled to terminate on December 31, 2006.

     Our expenses remain disproportionate to our revenue, primarily due to interest expense and consulting fees. As a result, we realized a net loss of $5,178,864 in the quarter ended September 30, 2005 and $43,668,983 for the nine months ended September 30, 2005. However, the new directions in our operations bode well for the future. The acquisition of the six dance clubs, the opening of the Rascals at the Palisades Center, and our new ventures in media distribution of the Rascals Library will combine to result in a many-fold increase in our revenue. Our focus in 2005 will be on achieving financial stability, which can serve as a platform for profitable operations in 2006. We believe that is an achievable goal.

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

     At December 31, 2004, we owed Cornell Capital Partners
$3,025,000. Today the debt totals over $11,000,000 (including accrued interest), consisting of two notes:

        - One note, for $7,953,698, requires Headliners to make monthly payments of $400,000 plus interest, commencing on December 1, 2005. Cornell Capital Partners is entitled to convert the note into common stock at a conversion price of $.20 per share. At any time when the market price for Headliners common stock is less than the conversion price, Headliners may prepay the Debenture, in whole or in part, by paying a 10% premium. The note is secured by a pledge of all of Headliners' assets.



        - The second note, which we incurred in order to fund our investment in the two movies, provides that we will pay to Cornell Capital Partners all of the distributions we receive from the movies until it is satisfied. Any amount that remains unpaid on December 31, 2006 will be payable from our general assets. Cornell Capital Partners is entitled to convert the note into Headliners common stock at a conversion price of $.55 per share. Headliners obligation under the note is guaranteed by Ckrush Entertainment, Inc., the promoter of the movies.

     In order to satisfy our debt to Cornell Capital Partners we entered into a "Standby Equity Distribution Agreement" with Cornell Capital Partners. The Standby Equity Distribution Agreement recites that Headliners may demand from Cornell Capital Partners up to $30,000,000 during its term. We had planned to meet our debt service obligations to Cornell Capital Partners by selling it common stock under the terms of the Standby Equity Distribution Agreement. However we are currently negotiating with Cornell Capital Partners the terms of an arrangement under which the outstanding notes will be refinanced and the Standby Equity Distribution Agreement will be terminated.

     With the proceeds of our sale of notes to Cornell Capital
Partners, we have substantially alleviated our capital commitments. Nevertheless, in addition to the ongoing expenses of operating its business, Headliners faces the following cash commitments:

       1. We are committed to pay $270,000 over the next 18 weeks to settle our obligations to the prior owners of our six new dance clubs.

       2. We had almost $2.2 million in accounts payable on September 30, 2005, not including the notes payable to Cornell Capital Partners that totaled $10,953,698. We do not expect that cash flow from operations will, in the near term, effect any significant reduction in our accounts payable. Therefore we will either need to obtain extended payment terms from our creditors or we will have to obtain additional capital to pay those creditors whose debts are most pressing.

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

Item 3.  Controls and Procedures


     Evaluation of Disclosure Controls and Procedures. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Headliners' disclosure controls and procedures as of September 30, 2005.
Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Headliners in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Headliners is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Rodriguez concluded that Headliners' system of disclosure controls and procedures was effective as of September 30, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Headliners's third fiscal quarter that has materially affected or is reasonably likely to materially affect Headliners's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     None.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2005.

Item 6.  Exhibits.

     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HEADLINERS ENTERTAINMENT GROUP, INC.


Date: November 14, 2005     By:  /s/ Eduardo Rodriguez
                            ----------------------------------
                            Eduardo Rodriguez, Chief Executive
                             Officer & Chief Financial Officer