Form 10KSB
period 2005-12-31
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2006-04-05
CIK 1107802

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2005.

                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ___________

                         Commission File No. 0-33145

                    HEADLINERS ENTERTAINMENT GROUP, INC.
            -----------------------------------------------------
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

                   Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.   Yes  [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ]

State the issuer's revenues for its most recent fiscal year: $8,623,734.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of March 28, 2006 was $668,150.

As of March 28, 2006, the number of shares outstanding of the Registrant's common stock was 32,000,052 shares, $.001 par value.

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

                                 PART 1

Item 1.  BUSINESS

     The Business Plan

     Headliners Entertainment Group, Inc. is the successor to a business operation commenced in 1983. Until June 1, 2004, Headliners' corporate name was "Rascals International, Inc." Headliners began with a comedy club and restaurant in West Orange, New Jersey that operated under the trade name "Rascal Comedy Club." Until 2003 the West Orange "Rascals" and a sister club/restaurant of the same name in the New Jersey resort area of Ocean Township were the source of substantially all of Headliners' revenue. Nevertheless the success of those clubs in booking and promoting both headliners and rising stars in the field of stand-up comedy made Rascals a name known throughout the comedy industry. Many of today's stars of comedy were helped on their way to fame by appearing at a Rascals Comedy Club.
They include talents such as Rosie O'Donnell, Tim Allen, Ray Romano, Chris Rock and Andrew Dice Clay.

     In recent years Headliners has acquired new management, a new business plan, and a new determination to exploit the value of the "Rascals" name as leverage for the growth of our company. During the past several years, our business plan has expanded to involve three separate but interrelated aspects of Rascals entertainment: comedy clubs, dance clubs and media distribution.

     Comedy Clubs

     Comedy shows at our clubs generally consist of three performers: one nationally-known headliner, a featured act and a comic master of ceremonies. Our ticket prices range from $8.00 to $35.00, and are determined by the fees we commit to pay the entertainers. Those fees may on occasion include a percentage of our ticket revenues.

     Entertainers are booked for our clubs by our in-house booking staff. As the number of our clubs increases, Rascals should become even more attractive to entertainers due to our ability to offer "block booking." In a block booking arrangement, we commit to multiple dates at multiple loca tions in exchange for a reduced fee per show.

     We market our shows through traditional local media: newspaper and radio advertisements, local cable TV commercials, and radio promotions, often involving the performers that will be appearing. In addition, tickets to all of our club locations can be purchased at our Website:
www.Rascalscomedyclub.com.

     Our comedy clubs fall into two categories:

          Embedded Clubs. An "embedded club" is designed to take advantage of a location where there is a pre-established clientele. The concept of the "embedded club" is aimed at attracting customers for our comedy by offering them a richer entertainment experience. The combined restaurant and comedy club facilities that we operated for most of our history represented a first level of the embedded club. That relationship is replicated today in our Montclair, NJ location, where a Rascals Comedy Club accompanies our premier restaurant as well as a "Red Cheetah" dance club. Another example of an "embedded club" is the Rascals Comedy Club that we opened in May, 2005 in the Palisades Center in West Nyack, New York, which is the second largest shopping mall in the U.S. That club failed and was closed at the end of 2005. Nevertheless, we are today exploring a broad variety of environments in which a Rascals Comedy Club would achieve marketing synergy with other entertainment venues.

          Hotel-Based Clubs. We are underway with a program of establishing "Rascals Comedy Clubs" in premier hotels throughout the U.S. During 2001 we opened a Rascals in the Crowne Plaza Hotel in Phoenix, and another in the Sheraton Springfield at Monarch Place in Springfield, MA. Both of those clubs have since closed. However, since December 2002 we have operated a Rascals Comedy Club in the Hilton Hotel in Cherry Hill, NJ. It consists of a comedy room with a seating capacity of 308 in which we produce six shows per week In each of these arrangements the hotel will provide the facility (rent-free) and operate the food and beverage service. We provide the show and the promotion only, keep all admission proceeds, and receive a share of the food and beverage gross revenue.

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

     Dance Clubs

     At the end of March 2005 we purchased six dance club operations. The clubs are located in Jackson MS, Omaha NE, Louisville KY, Tucson AZ, Cincinnati OH and Kansas City MO. Each operates under one of the followings trade names: "Banana Joe's,""Margarita Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe." Three of the dance clubs were developed jointly by Headliners and JHF Property Holdings during 2004. The other three were developed by JHF Property Holdings in 2003. In July 2005 we severed all relations with JHF Property Holdings, but retained ownership of the six clubs. Subsequently we have closed the clubs in Omaha and Tucson.

     In March 2006 we opened a fifth dance club, a Red Cheetah, in the facility in Montclair, NJ that already housed our restaurant and Rascals Comedy Club combination. We believe that this complex of entertainment offerings will attract a wide audience.

     Our dance club operations currently produce over 80% of our revenues.

     Rascals Comedy Library

     Between 1985 and 1992 Headliners developed a library of videotapes of the comedy performances at its West Orange club. The performers on the videotapes include many who achieved stardom: Denis Leary, Drew Carey, Jeff Foxworthy, Rosie O'Donnell, Tim Allen, Ray Romano and others. In exchange for the opportunity to appear at Rascals Comedy Club, each of these performers signed a release giving Headliners the right to reproduce and market the videotapes. Until 2002 the videotapes were co-owned by Headliners and Rob Perna d/b/a Stand and Deliver. In 2002 we divided the library, with Headliners retaining over 200 hours of performances. These videotapes comprise the Rascals Library of Comedy Classics, an inventory of raw material that Headliners can use to develop products and content in a variety of media.

     In 2004, we entered into a relationship with Brian Sheil, a media producer and promoter based in California. Mr. Sheil is supervising an expansion of the Rascals Library. We are again videotaping performances at our club in Montclair as well as producing the "Rascals on the Road" series of performances. At the same time, Mr. Sheil has been actively developing distribution outlets for the Rascals Library in a variety of media. During 2005 we initiated relationships with several broadcasters:

     - Microsoft MSN Video Downloads and Windows Media Entertainment. Rascals Comedy Classics is currently the exclusive stand-up comedy channel available on these outlets.

     - TVNet. This broadcaster makes Rascals Comedy videos available to cell phones with wireless video capabilities.

     - XM Satellite Radio. We recently contracted to have the Rascals Comedy Hour distributed through this service, which, with over
            4.4 million subscribers, is the largest satellite radio service in the U.S.

     - RipeTV. This download service has a client base of 20 million. Rascals Comedy became available on its menu recently.

     - SmartVideo Technologies. In June 2005 we contracted to add Rascals Comedy to the programming lineup that this service makes available for mobile video devices. Currently there are more than 50 million smart phones and mobile video devices in use. The segmented nature of our comedy, which can be enjoyed in 30 second or 30 minute intervals, makes it ideal for this audience.

     Each of these relationships was formed only recently, and revenues to date from our use of the Library have been minimal. We intend, however, to continue to expand this fertile opportunity to generate additional revenue streams from our existing assets.

     Employees

     The Company currently employs 329 individuals, of whom 75 are full-time employees. The other 254 employees are primarily hosting staff, wait staff, bartenders, and kitchen employees. Of these 9 full-time employees and 38 part-time employees work during the evenings at our Montclair restaurant and club, one full-time employee and two part-time employees work during the performances at our club in Cherry Hill, and sixty full-time employees and 210 part-time employees work at our dance clubs. None of our employees is represented by a union. We believe that our relations with our employees are good.

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

Item 2.  PROPERTIES

     Since February 2004 the executive offices of Headliners Entertainment Group, Inc. have been located in the building in Montclair, New Jersey adjacent to our new restaurant and Rascals Comedy Club. The offices and the restaurant/club facility is leased to Rascals Montclair, Inc. for a term ending in 2014. Rascals Montclair pays $19,000 and a percentage of its gross receipts as monthly rent. It is also responsible for an allocated portion of the landlord's taxes and operating costs. Pursuant to the terms of a management agreement between Rascals Montclair and Headliners, Headliners reimburses Rascals Montclair for its rental expenses.

     Each of the four remaining dance clubs that we acquired in 2005 leases the premises where they are located. Each club is operated by a subsidiary of Headliners, and the subsidiary is solely responsible for the lease payments. Our Cherry Hill comedy club is located in the Hilton Hotel, which provides the comedy room to us free of charge.

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                  PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Market Information

     Our common stock has been listed for quotation on the OTC Bulletin Board under the trading symbol "HLEG.OB." Prior to the reverse split of common stock in March 2005 it was listed under the trading symbol "HLNR.OB." The following table sets forth the bid prices quoted for our common stock on the OTC Bulletin Board during the two years ended December 31, 2005 All prices have been adjusted to reflect the 1-for-1,000 reverse split of common stock effected on March 16, 2005.

                                      Bid
                              ---------------------
Period:                          High       Low

Jan. 1, 2004 - Mar. 31, 2004  $ 500.00    $  70.00
Apr. 1, 2004 - June 30, 2004  $ 270.00    $  50.00
July 1, 2004 - Sep. 30, 2004  $ 110.00    $  40.00
Oct. 1, 2004 - Dec. 31, 2004  $  45.00    $   9.00

Jan. 1, 2005 - Mar. 31, 2005  $  11.00    $   2.50
Apr. 1, 2005 - June 30, 2005  $   4.65    $    .45
July 1, 2005 - Sep. 30, 2005  $    .50    $    .09
Oct. 1, 2005 - Dec. 31, 2005  $    .20    $    .08

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

     (d) Sale of Unregistered Securities

     In October 2005 Headliners issued 111,111 shares of common stock to Eric Meyer. The shares were issued upon Mr. Meyer's conversion of principal and accrued interest totaling $15,000 on a debenture issued to him by Headliners. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and was acquiring the shares for his own accounts. There were no underwriters.

     In October 2005 Headliners issued 500,000 shares of common stock to Nicholas Mason. The shares were issued in consideration for Mr. Mason's consulting services for Headliners. The shares were valued at $.15 per share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and was acquiring the shares for his own accounts. There were no underwriters.

     In December 2005 Headliners issued 300,000 shares of common stock to Gerald Pontones and 200,000 shares to Luke McKee. The shares were issued in consideration for Messrs. Pontones' and McKee's services as employees of
subsidiaries of Headliners.   The shares were valued at $.16 per share, the
market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Headliners and were acquiring the shares for their own accounts.
There were no underwriters.

     In December 2005 Headliners issued 5,000,000 shares of common stock to G&H Management L.L.C.. The shares were issued in consideration for the management services provided to Headliners by Eduardo Rodriguez and Michael
Margolies.   The shares were valued at $.10 per share, the market value of the shares on the date they were issued.  The sale was exempt pursuant to
Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Headliners and which was acquiring the shares for its own accounts. There were no underwriters.

     In December 2005 Headliners issued 4,000,000 shares of common stock to Global Concepts, Ltd. The shares were issued in satisfaction of a loan of $283,226. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Headliners and which was acquiring the shares for its own accounts. There were no underwriters.

     In December 2005 Headliners issued 1,000,000 shares of common stock to Nicholas Olivieri. The shares were issued in consideration for consulting
services provided by Mr. Olivieri.   The shares were valued at $.16 per
share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and was acquiring the shares for his own account. There were no underwriters.

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

     The most dramatic example of our expanding operations is our acquisition at the end of March 2005 of six dance clubs that operate under one of the followings trade names: "Banana Joe's,""Margarita Mama's," "Red
Cheetah," "Parrot Beach" or "Cactus Cafe."   Commencing on April 1, 2005 we
have consolidated the financial results of the clubs with our other operations on our financial statements. This has resulted in a significant increase in our revenues, from $1,317,898 in 2004 to $8,623,734 in 2005.

     We have also altered our use of the Rascals trademark over the past several years, by expanding into new venues. We replaced the two restaurant-club locations that we have operated since the 1980s with a restaurant and Rascals Comedy Club that opened in Montclair NJ in June 2004. In addition, we have been actively pursuing opportunities to situate Rascals Comedy Clubs in hotels and entertainment venues, where a large, pre-existing clientele can be converted into customers of our club. Currently we own and operate two Rascals Comedy Clubs:

     - Rascals Montclair. To replace our West Orange and Ocean restaurant-clubs, in June 2004 we opened a 13,000 square foot restaurant and comedy club in Montclair, New Jersey. The restaurant and bar in our Montclair facility seats 150, and the showroom seats 400. The property is owned by a separate corporation organized by members of Headliners' management. However, that corporation has a contract with Headliners under which we manage the facility and pay all of its expenses, and in return the corporation has assigned all of the revenues from the Montclair operation to Headliners. In March 2006 we opened a Red Cheetah dance club at the same location.

     - Rascals Cherry Hill. We are now realizing approximately $22,000 per month in revenue from our Cherry Hill hotel-based operation, which commenced operations in December 2002. Although this sales level is far lower than the levels we maintained in West Orange or Ocean, we generate it with only one full-time and three part-time employees (compared to dozens at our restaurant-club combinations). So we are realizing an average monthly profit in Cherry Hill of approximately $13,000.

     Recently we have renewed our efforts to utilize the Rascals Library of Comedy Classics as a revenue source. The Library contains over 200 hours of live recordings of well-known comedians when they appeared at a Rascals Comedy Club. At times during our history we have broadcast portions of the Library on pay-per-view television, sold home video recordings of shows in the Library, and made shows available for download on the Internet. During 2005 we obtained $30,000 in aggregate revenue from broadcasts of our comedy on XM radio and Audible.com, each of which offers the Rascals Comedy Classics in its menu of on-demand media, as well as from our position as the exclusive stand-up comedy channel on Microsoft MSN Video. These media distribution channels currently provide only limited revenue, but it is revenue obtained with almost no marginal expense, thus flowing directly into earnings.

     The effect of our expansion is evident in the results reported in our Statement of Operations. During 2004 our revenue was derived from the Cherry Hill club and six months of operations at the Montclair restaurant and club. Those two facilities provided all of our revenue for the the first quarter of 2005 as well. In that first quarter or 2005 we reported net sales of $446,703, compared to $34,551 in the first quarter of 2004, when our only club operation was at the Hilton in Cherry Hill. For the remainder of 2005, however, after we added the dance clubs, our net sales totaled $8,177,031. Similarly our expanded operations produced gross profit in 2005 of $5,421,024, compared to gross profit of only $735,211 in 2004.

     The revenue and gross profit figures reported for 2005 exclude the results for two of the dance clubs we purchased in March as well as the results of the Rascals Comedy Club that we opened at the Palisades Center in May 2005. Each of these three clubs was closed near the end of the year. The results from those three operations, therefore, have been reported as "discontinued operations" on our Statements of Operations. A net loss of $1,431,148 from the operations of those clubs and the disposal of their facilities contributed to our overall net loss for the year.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. During 2005 we incurred general and administrative expenses totaling $47,932,906. However, this included only $7,416,775 in expenses that were or will be settled in cash. The remaining $40,516,131 in expenses during 2005 were settled by issuance of stock. This large expense for stock-based compensation arises from our efforts to implement growth strategies for the future. Our lack of cash requires us to pay with stock both our executives and the network of individuals who are assisting us in developing and implementing our business plan, which results in a large expense for "stock issued for consulting services."

     Headliners incurred an "interest expense" of $2,658,994 during 2005, most of which was attributable to the notes we sold to Cornell Capital Partners in the aggregate principal amount of $10,953,698. The notes carry a stated interest of 12% per annum. However, the notes were sold at an aggregate discount of $2,047,500. As a result, $541,774 of the interest expense realized in 2005 was attributable to amortization of the discounts given to Cornell Capital Partners when it purchased the notes from Headliners. The remaining $188,806 of the discount will be similarly expensed during the five year term of the remaining debenture.

     On three occasions during 2005 we exchanged one or more notes issued to Cornell Capital Partners for a replacement note on different terms. As a result of these refinancings, we incurred an additional $1,986,924 of interest expense when we wrote-off the unamortized discounts on the notes that were refinanced. Finally, in November 2005 we agreed with Cornell Capital Partners to exchange the convertible debenture then held by Cornell for a new five-year debenture whose principal amount equals the principal of the surrendered debenture plus accrued interest. In connection with the exchange, we issued to Cornell Capital Partners five year warrants to purchase 10,000,000 shares of our common stock at $.20 per share. Because the warrants had a fair value of $1,460,000 and because the terms of the new debenture included an embedded derivative, we recognized an expense of $3,811,193 as "loss on extinguishment of debt" arising from this transaction.

     Our expenses remain disproportionate to our revenue, primarily due to interest expense and consulting fees. As a result, we realized a net loss of $49,849,650 for 2005, compared to a net loss of $8,876,185 in 2004.
However, the new directions in our operations bode well for the future. We believe that the acquisition of the dance clubs, the opening of the new Red Cheetah in Montclair, and our new ventures in media distribution of the Rascals Library will combine to serve as a platform for profitable operations. We believe that is an achievable goal.

Liquidity and Capital Resources

     In order to obtain the funds necessary to acquire our six new dance clubs and construct our facilities in Montclair and the Palisades Center, we borrowed nearly $10 million from Cornell Capital Partners. In addition, in June 2005 we incurred an additional $3,000,000 debt to Cornell Capital Partners in order to invest in the production and distribution of two movies. That arrangement provided that after we fully repaid Cornell Capital Partners from our share of the net revenues of the movies, we would retain a 6.8% interest in the net revenues. In November 2005 we cancelled that arrangement by transferring our interest in the movies to Cornell Capital Partners in satisfaction of the $3,000,000 debt.

     At December 31, 2004, we owed Cornell Capital Partners $3,025,000. Today the debt totals $8,192,309 plus accrued interest. The debt is represented by a Secured Convertible Debenture in that amount issued on November 17, 2005. Headliners is not required to make any payment by the Debenture until November 17, 2010, when it will have the option of satisfying any principal and interest remaining outstanding in cash or with common stock. In the meantime, Cornell Capital Partners will have the right to convert the principal and accrued interest on the Debenture into Headliners common stock at a conversion price equal to 80% of the market price at the time of conversion.

     With the proceeds of our sale of debt instruments to Cornell Capital Partners, we have substantially alleviated our capital commitments. Nevertheless, in addition to the ongoing expenses of operating its business, Headliners had accounts payable and accrued expenses of $2,436,838 at December 31, 2005, as well as being obligated on $1,209,369 in notes payable.

     During 2005 our operations consumed $493,099 in cash. However, our operations in the first half of 2005 consumed $951,624 in cash, while operations in the second half of 2005 produced $458,525 in cash. The improved cash flow in the second half of the year resulted from the fact that we obtained full managerial control over the six new dance clubs in that quarter. Although we contracted to acquire the clubs at the end of March, our relationship with the prior owners resulted in a litigation that was not resolved until late in July 2005. The dispute drained our cash resources and prevented us from taking full advantage of the cash flow from the clubs until August 2005.

     Now that we have undisputed control over the new dance clubs, we expect that the cash flow from those clubs will be sufficient to enable us to sustain our operations and meet the cash obligations noted above. We do not expect that we will require additional capital during the next twelve months, except in connection with new development projects that we may undertake. At this time we have not committed to any specific new development project nor obtained any financing commitment.

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

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2005, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. One was our determination, detailed in Note 5 to the Consolidated Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when Headliners would commence profitable operations. A second was our determination, detailed in Note 2 to the Consolidated Financial Statements, that we should write-off $2,877, 000 in prepaid consulting at December 31, 2005. The primary reason for that determination was our uncertainty as to whether we would continue to receive economic benefit from the consulting contracts.

     We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2005.

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

     WE MAY BE UNABLE TO SATISFY OUR CURRENT DEBTS.

     At December 31, 2005 we had debts and liabilities that we must satisfy with cash in excess of $3,600,000. The cash flow from our operations may not be sufficient to service those debts. If we are unable to generate sufficient cash to pay our debts or to negotiate extensions with our creditors, our business will fail.

     CURRENT SHAREHOLDERS WILL SUFFER DILUTION AS A RESULT OF OUR FINANCING ACTIVITIES.

     Cornell Capital Partners LP holds a Secured Convertible Debenture in the principal amount of $8,192,309. Headliners has no obligation to satisfy the Debenture with cash. Instead, Cornell Capital Partners intends to convert the full amount of principal and interest into Headliners common stock. If any amount of principal remains unconverted on November 17, 2010, Headliners may convert the remainder into common stock at that time or pay the remainder in cash. The conversion price will be 80% of the lowest closing bid price during the five trading days preceding each conversion. At the market price of $.05 on March 28, 2006, full conversion of the Debenture would result in Headliners issuing an additional 163,846,180 shares, which would represent 84% of the outstanding common shares. Therefore, the conversion of Secured Convertible Debenture by Cornell Capital Partners will substantially dilute the interest of current shareholders in Headliners equity.

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

     RELATED PARTY TRANSACTIONS MAY OCCUR ON TERMS THAT ARE NOT FAVORABLE TO HEADLINERS ENTERTAINMENT GROUP.

     The two members of our Board of Directors, Eduardo Rodriguez and Michael Margolies, directly and through their families, control 55% of the voting power of Headliners Entertainment Group. For the foreseeable future, therefore, they will control the operations of Headliners Entertainment Group. In the past they have been the Managers of limited liability companies that were senior secured creditors of Headliners and that owned the properties where Headliners' New Jersey restaurant clubs operated. It is possible that they will engage in other transactions with Headliners Entertainment Group. It is unlikely that they will obtain independent confirmation that the terms of such related party transactions are fair. If the terms are unfair to Headliners Entertainment Group, the transactions could harm our operating results.

Item 7.  FINANCIAL STATEMENTS

     The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A. CONTROLS AND PROCEDURES

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The term refers to the controls and procedures of a company that are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on his evaluation, he concluded that the controls and procedures in place at that date were sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's reports filed under the Exchange Act will be disclosed on a timely basis in those reports.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

     None.

                                 PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     This table identifies our management team. Directors serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

                                                            Director
Name                  Age        Position with the Company  Since
-----------------------------------------------------------------------
Eduardo Rodriguez     43         Chairman, Chief Executive   1998
                                  Officer, Chief Financial
                                  Officer

Michael Margolies     77         Secretary, Director         2001

     Eduardo Rodriguez has served as Chief Executive Officer of Headliners since 1998. Immediately prior to joining Headliners, Mr. Rodriguez served as President of Lancaster Consultants, Inc., a company involved in financial management and consulting. From March 2005 until October 2005 Mr. Rodriguez has also served as Chief Executive Officer of Global Concepts, Ltd. (OTCBB:
GCCP), a conglomerate primarily involved in providing warehousing and transportation services in France.

     Michael Margolies became Vice Chairman and Secretary of Headliners in January 2002, after having served on our Board of Directors for the prior year. Mr. Margolies resigned from his position as Vice Chairman in March 2005. From 1998 until March 2005 Mr. Margolies was employed as Chief Executive Officer of Global Concepts, Ltd., , a conglomerate primarily involved in providing warehousing and transportation services in France.

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

Item 10.  EXECUTIVE COMPENSATION

     This table itemizes the compensation we paid to Eduardo Rodriguez, who served as our Chief Executive Officer during 2005, and to Michael Margolies, who was our Vice Chairman during 2005. There was no officer whose salary and bonus for services rendered during the year ended December 31, 2003 exceeded $100,000.
                                                     Other
                             Year     Salary      Compensation
                             -------------------------------------
Eduardo Rodriguez........    2005    $  114,846  $ 12,505,200(1)
                             2004        22,000       572,654(2)
                             2003       145,228(3)     10,800(4)

Michael Margolies........    2005    $   30,768  $ 12,014,800(1)
                             2004        27,500       562,564(2)
                             2003       145,228(3)          0
______________________

(1) During 2005 Headliners issued 12,765,000 shares of common stock to G&H Management, LLC in compensation for services rendered by Messrs. Rodriguez and Margolies. The "compensation" reported in this table represents the market value of the shares on the date issued, allocated between the two executives in proportion to their families' respective equity interests in G&H Management.

(2) Represents the percentage beneficial interest of the In April 2004 the Board of Directors waived the vesting conditions applicable to 1,000 shares of stock issued to each of the executives. $560,000, the market value of the shares that vested, is included in "Other Compensation."
     The remaining "Other Compensation" represents premiums paid for health insurance.
(3) Represents shares acquired in lieu of salary under the Employee Stock Purchase Plan.
(4) Represents paid for health insurance and payments made to supply Mr. Rodriguez with an automobile.

     Employment Agreements

     From 2000 until 2005 Eduardo Rodriguez served as CEO of Headliners, while Michael Margolies served as CEO of Global Concepts, Ltd., a public company, and as Vice Chairman of Headliners. In March 2005 Messrs. Rodriguez and Margolies determined that they could best serve the interests of both Headliners and Global Concepts by reorganizing the management structure of both, so that Mr. Rodriguez would serve as Chairman and CEO of both Headliners and Global Concepts, and Mr. Margolies would serve as Secretary and Director of both entities. In order to prevent conflicts that might arise between an officer's duties to one corporation and his interest in the other, the decision was made that the two officers would pool their equity stakes in the two corporations.

     Accordingly, on March 7, 2005 Headliners entered into a "Joint Management Agreement" with Global Concepts, Ltd., Eduardo Rodriguez, Michael Margolies, The Rodriguez Family Trust and The Margolies Family Trust. The Joint Management Agreement contained the following provisions relevant to
Headliners:

     - The Rodriguez Family Trust and The Margolies Family Trust agreed to organize a limited liability company: G&H Management, L.L.C.. The Trusts, as well as Rodriguez and Margolies, contributed their Headliners shares to the Trust on August 15, 2005. Headliners will pay a fee of $5,000 per month to the limited liability company in compensation for the services of Rodriguez and Margolies.

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

     - Headliners, Rodriguez and Margolies agreed that until the death of Rodriguez or Margolies, the compensation and benefits paid by Headliners to Rodriguez will exceed the compensation and benefits paid by Headliners to Margolies by $175,000.

     - Similar arrangements were made by Messrs. Rodriguez and Margolies with Global Concepts, Ltd.

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

     There are 30,000,052 shares of our common stock outstanding on the date of this Report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                         Amount and
                         Nature of
Name and Address         Beneficial        Percentage
of Beneficial Owner      Ownership(2)      of Class(3)
----------------------------------------------------------
Eduardo Rodriguez        12,637,061(4)        42.1%

Michael Margolies        16,637,061(4)(5)     55.5%

All Officers and
 Directors As a
 Group (2 persons)       16,637,061(4)(5)     55.5%

Kevin Waltzer               2,441,427          8.1%
17 Larkspur Lane
Newtown, PA 18940

Stanley Chason              2,000,000          6.6%
1203 Watervale Ct.
Pasadena, MD 21122

Anomaly Capital, LLC(5)     2,000,000(7)       6.6%
121 Monmouth St., Suite A
Red Bank, NJ 07701
____________________________________

(1)  Except as noted, the address of all shareholders is c/o
     Headliners Entertainment Group, Inc., 501 Bloomfield
     Avenue, Montclair, NJ 07042

(2)  All shares are owned of record unless otherwise indicated.

(3) In determining Percentage of Class, all options and warrants currently exercisable by the Owner are deemed to have been exercised and all convertible securities are deemed to have been converted at current market price.

(4) The shares beneficially owned by Messrs. Rodriguez and Margolies each include 12,637,061 shares owned of record by G&H Management LLC. Mr. Rodriguez is the Manager of G&H Management. The Rodriguez Family Trust owns 51% of the equity in G&H Management LLC. The Trustee of The Rodriguez Family Trust is Mr. Rodriguez' spouse, and the beneficiaries of the Trust are his wife and children. The remaining 49% of the equity in G&H Management LLC is owned by The Margolies Family Trust. The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children.

(5)  The shares beneficially owned by Mr. Margolies also include
     4,000,000 shares owned by The Margolies Family Trust.

(6) Michael Salerno has sole voting and investment power over the shares held by Anomaly Capital, LLC.

(7) The beneficial ownership shown does not include 7,500,000 shares that will be issued to Anomaly Capital in the event that Headliners defaults on its guarantee of a debt of Rascals
     Montclair, Inc. to Anomaly Capital, LLC.


Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2005.

                                   Number of                       Number of
                                   securities       Weighted       securities
                                   to be issued     average        remaining
                                   upon             exercise       available
                                   exercise of      price of       for future
                                   outstanding      outstanding    issuance
                                   options,         options,       under equity
                                   warrants and     warrants and   compensation
                                   rights           rights         plans
-------------------------------------------------------------------------------
Equity compensation
plans approved by
security
holders..........                         0               --            0


Equity compensation
plans not approved by
security holders*....                     0               --            0
                                    -------            -----          ---
Total............                         0               --            0
                                    =======            =====          ===


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Subsequently, however, Headliners found that the landlord who leased the Montclair facility to Rascals Montclair had a lien on the stock of Rascals Montclair that could not be removed. For that reason, Headliners returned ownership of Rascals Montclair to its founders. At the same time, however, Rascals Montclair engaged Headliners to manage the restaurant and club in Montclair. The contract provides that Headliners will receive all of the revenue from the business and will pay all of the expenses of the business. The contract extends for the term of the lease, except that it will terminate if the landlord ever forecloses on its lien on the stock of Rascals Montclair.

     On February 3, 2006 Rascals Montclair, Inc. borrowed $300,000 from Anomaly Capital, LLC. Rascals Montclair issued a promissory note to Anomaly Capital in the principal amount of $360,000. The note calls for eighteen payments of $20,000 in each month commencing April 2006. The note does not bear interest. To induce Anomaly Capital to make the loan, Headliners issued 2,000,000 shares of its common stock to Anomaly Capital. Headliners also guaranteed the obligations of Rascals Montclair, Inc. to Anomaly Capital, and secured its guaranty with a pledge of 7,500,000 shares of its common stock.

     Loans to and from Global Concepts, Ltd.

     Global Concepts, Ltd. is a public company whose board of directors consists of Eduardo Rodriguez and Michael Margolies, who are also the members of Headliners board of directors. In March 2005 Global Concepts, Ltd. borrowed $400,000 from Headliners Entertainment Group, Inc., and used the proceeds primarily to fund the operations of one of its subsidiaries. Global Concepts gave a promissory note in the principal amount of $400,000 to Headliners. The note called for interest at 10% per annum to be paid on the first day of each month, commencing in April 2005, and for the principal to be paid in eleven monthly installments of $33,333 and a final installment of $33,337. Payment of the principal was scheduled to commence on June 1, 2006.

     In August and September 2005 Global Concepts satisfied the note payable to Headliners. In addition, Global Concepts loaned approximately $400,000 to Headliners in the Summer and Fall of 2005. That loan was not represented by any note, but was payable on demand. Headliners satisfied the loan in December 2005 by issuing 4,000,000 shares of common stock to Global Concepts, Ltd. Global Concepts, Ltd. then transferred the shares to The Margolies Family Trust in partial satisfaction of a loan from the Trust to Global Concepts.

Item 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K

     (a) Financial Statements

Report of Independent Registered Public Accounting Firm         F-1

Consolidated Balance Sheets                                     F-2

Consolidated Statements of Operations                           F-3

Consolidated Statements of Shareholders' Equity                 F-4

Consolidated Statements of Cash Flows                           F-5

Notes to Consolidated Financial Statements                      F-7

     (b) Exhibit List

3-a Articles of Incorporation, as amended on May 6, 1993 and August 9, 1999 - Filed as an exhibit to the Company's Registration Statement on Form 10-SB and incorporated herein by reference.

3-a(1) Certificate of Amendment to Articles of Incorporation dated
       March 17, 2003 - filed as an exhibit to the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 and incorporated herein by reference.

3-1(2) Certificate of Amendment to Articles of Incorporation dated May
       24, 2004 - filed as an exhibit to the Current Report on Form 8-K dated June 1, 2004 and incorporated herein by reference.

3-1(3) Certificate of Amendment to Articles of Incorporation dated
       March 3, 2005 - filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.

3-b By-laws - Filed as an exhibit to the Company's Registration Statement on Form 10-SB and incorporated herein by reference.

10-a Joint Management Agreement dated March 7, 2005 among Headliners Entertainment Group, Inc., Global Concepts, Ltd., Eduardo Rodriguez, Michael Margolies, The Rodriguez Family Trust and The Margolies Family Trust - filed as an exhibit to the Current Report on Form 8-K dated March 7, 2005 and incorporated herein by reference.

10-b Amended and Restated Secured Convertible Debenture dated November 17, 2005 issued by Headliners to Cornell Capital Partners, LP. - filed as an exhibit to the Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

10-c Amended and Restated Pledge and Escrow Agreement dated November 17, 2005 between Headliners Entertainment Group, Inc. and Cornell Capital Partners, LP - filed as an exhibit to the Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

10-d Amended and Restated Security Agreement dated November 17, 2005 between Headliners Entertainment Group, Inc. and Cornell Capital Partners, LP - filed as an exhibit to the Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

10-e Shopping Center Lease dated November 28, 2003 between Eklecco LLC and Palisades Comedy LLC d/b/a Rascals Comedy Club for premises in the Palisades Center, West Nyack, NY - filed as an exhibit to the Registration Statement on Form SB-2 (333-116117) and incorporated herein by reference

10-f Management Agreement dated June 7, 2005 among Headliners Entertainment Group, Inc., Rascals Montclair, Inc., Irrevocable Margolies Family Trust, Irrevocable Rodriguez Family Trust and Gerry Pontones - filed as an exhibit to the Registration Statement on Form SB-2 (333-116117) and incorporated herein by reference

10-g Settlement Agreement dated July 22, 2005 among Headliners, Paul Butler, Jon B. Field, Jon H. Field, and JHF Properties, LLC.- filed as an exhibit to the Current Report on Form 8-K dated July 22, 2005 and incorporated herein by reference

21     Subsidiaries -    Rascals Comedy Club Stage Door Grill, Inc.
                         D.E.M. Amusements, Inc.
                         Rascals Cherry Hill, Inc.
                         Palisades Comedy LLC
                         1133 Sycamore Street LLC
                         4115 Mill Street LLC
                         296 N. Stone LLC
                         6107 Ridgewood Rd LLC
                         1299 Farnam St LLC
                         JP 4th Street Live LLC

31      Rule 13a-14(a) Certification

32      Rule 13a-14(b) Certification

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     Bagell, Josephs & Company LLC billed $37,400 to the Company for professional services rendered for the audit of our 2005 financial statements and $18,000 for professional services rendered for the audit of our 2004 financial statements..

     Audit-Related Fees

     Bagell, Josephs & Company LLC billed $7,500 to the Company in 2005 and $0 in 2004 for assurance and related services that are reasonably related to the performance of the audit or review of the quarterly financial statements.

     Tax Fees

     Bagell, Josephs & Company LLC billed $0 to the Company in 2005 and
$0 in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Bagell, Josephs & Company LLC billed $0 to the Company in 2005 and $0 in 2004 for services not described above.

     It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

                  BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                         Certified Public Accountants

                             High Ridge Commons
                               Suites 400-403
                         200 Haddonfield Berlin Road
                         Gibbsboro, New Jersey 08026
                     (856) 346-2828  Fax (856) 346-2882

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
and Board of Directors
Headliners Entertainment Group, Inc.
Montclair, New Jersey

We have audited the accompanying consolidated balance sheet of Headliners Entertainment Group, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headliners Entertainment Group, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of its operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2005 have been prepared assuming that the Company will
continue as a going concern.   As discussed in Note 2 to the
consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
--------------------------------------------
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

March 29, 2006

             MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                        CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
                        NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA STATE BOARD OF ACCOUNTANCY

            Headliners Entertainment Group, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                            December 31, 2005

Assets

Current Assets
 Cash (Note 1)                           $   243,671
 Inventory                                   102,620
 Assets to be disposed of (Note 12)          179,000
 Prepaid expenses                            125,038
                                           ---------
 Total Current Assets                        650,329


Property and equipment, net
 (Notes 1 and 4)                           4,295,521

Goodwill (Notes 1 and 14)                    384,062
Intangible assets (Notes 1 and 14)           357,387
Security deposit                               6,500
                                           ---------
 Total Assets                              5,693,799
                                           =========
Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses     2,436,838
 Notes payable (Note 5)                    1,209,369
                                           ---------
 Total Current Liabilities                 3,646,207

Convertible debentures, net of premium
 (Note 15)                                 8,433,416
Fair value of embedded derivative
 (Notes 1 and 15)                          2,389,423
                                          ----------
 Total Liabilities                        14,469,046
                                          ----------
Commitments and Contingencies

Stockholders' Deficit
 Common stock, authorized 500,000,000
  shares, $.001 par value, 26,104,589
  shares issued and outstanding
  (Notes 1, 3 and 10)                         26,105
 Additional paid-in capital               58,580,514
 Prepaid consulting (Notes 1 and 3)          (28,000)
 Accumulated deficit                     (67,353,866)
                                          ----------
 Total Stockholders' Deficit              (8,775,247)
                                          ----------
Total Liabilities and Stockholders'
 Deficit                                 $ 5,693,799
                                          ==========



See notes to the consolidated financial statements.
                                                                F-2

        Headliners Entertainment Group, Inc. and Subsidiaries
                Consolidated Statements of Operations


                                            Year Ended December  31,
                                         ------------------------------
                                              2005            2004
                                         -------------   --------------
Net Sales (Note 1)                        $  8,623,734     $  1,317,898

Costs and Expenses
 Cost of sales                               3,202,710          582,687
                                           -----------      -----------
Gross Profit                                 5,421,024          735,211
                                           -----------      -----------
General and Administrative expenses
 General and administrative expenses         7,416,775        3,650,133
 Stock based compensation (Notes 3 and 7)   40,516,131        5,795,849
                                           -----------      -----------
Total General and Administrative Expenses   47,932,906        9,445,982
                                           -----------      -----------
Other Income (Expense)
 Loss on debt extinguishment                (3,811,193)               -
 Interest expense                           (2,658,994)        (126,812)
 Other income                                  274,678              740
 Gain from sale of intangible asset            288,889                -
                                          -----------      -----------
Total Other Income (Expense)                (5,906,620)        (126,072)
                                           -----------      -----------
Loss From Continuing Operations Before
 Income Tax Provision                      (48,418,502)      (8,836,843)

Provision for Income Taxes (Note 1 and 6)            -                -
                                           -----------      -----------
Loss From Continuing Operations            (48,418,502)      (8,836,843)
                                           -----------      -----------
Discontinued Operations
 Loss from discontinued operations
  (net of tax effect of $0)                   (526,449)         (21,267)
 Loss on disposal of discontinued
 operations (net of tax effect of $0)         (904,699)         (18,075)
                                           -----------      -----------
Loss From Discontinued Operations           (1,431,148)         (39,342)

Net Loss                                  $(49,849,650)    $ (8,876,185)
                                            ==========        =========

Earnings (Loss) Per Share From
 Continuing Operations                    $      (4.19)    $    (107.96)
Earnings (Loss) Per Share From
 Discontinued Operations                         (0.12)           (0.48)
                                           -----------      -----------
Earnings (Loss) Per Share                 $      (4.31)    $    (108.44)
                                           ===========      ===========
Weighted Average Number of Common
 Shares Outstanding                         11,554,633           81,858


See notes to the consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' (Deficit)

                                                                                                          Total
                            Common Stock                                                               Stockholders'
                        ---------------------    Paid-in    Accumulated    Prepaid       Deferred        Equity
                        Shares        Amount     Capital     (Deficit)     Consulting    Compensation   (Deficit)
                       -------------------------------------------------------------------------------------------
Balance -
 December 31, 2003      10,731,731  $  10,732  $ 9,263,091 $ (8,628,031) $ (1,729,849) $ (1,120,000) $ (2,204,057)

Issuance of stock       68,975,697     68,975    1,400,586            -             -             -     1,469,561

Stock issued for
 services               17,850,000     17,850    1,128,650            -             -             -     1,146,500

Stock issued for
 deposit                 7,000,000      7,000       (7,000)           -             -             -             -

Stock issued for
 consultant services
 to be provided         20,800,000     20,800    1,741,200            -    (1,762,000)            -             -

Stock issued for
 conversion of debt
 and accrued expenses   64,370,534     64,371    2,479,326            -             -             -     2,543,697

Stock issued to
 employees                 250,000        250       37,250            -             -             -        37,500

Amortization of
 deferred compensation           -          -            -            -             -     1,120,000     1,120,000

Amortization of
 prepaid consulting              -          -            -            -     1,533,339             -     1,533,339

Write-off of prepaid
 consulting for
 which no future
 benefit will be
 received                        -          -            -            -     1,958,510             -     1,958,510

Effect of 1:1,000
 reverse stock split  (189,787,984)  (189,788)     189,788            -             -             -             -

Net Loss                         -          -            -   (8,876,185)            -             -    (8,876,185)
                     --------------------------------------------------------------------------------------------
Balance -
 December 31, 2004         189,978 $      190  $16,232,891 $(17,504,216)  $         -    $        -  $ (1,271,135)
                     --------------------------------------------------------------------------------------------
Stock issued for
 services                5,768,500      5,769   12,733,362            -             -             -    12,739,131

Stock issued for
 consultant services
 to be provided          1,900,000      1,900    2,903,100            -    (2,905,000)            -             -

Stock issued for
 conversion of debt      4,111,111      4,111      294,115            -             -             -       298,226

Stock issued to
 employees              13,365,000     13,365   24,886,635            -             -             -    24,900,000

Stock issued for
 acquisition               770,000        770      301,565            -             -             -       302,335

Issuance of warrants             -          -    1,228,846            -             -             -     1,228,846

Write-off of prepaid
 consulting for
 which no future
 benefit will be
 received                        -          -            -            -     2,877,000             -     2,877,000

Net loss                         -          -            -  (49,849,650)            -             -   (49,849,650)
                      -------------------------------------------------------------------------------------------
Balance -
 December 31, 2005      26,104,589  $  26,105   $58,580,51  (67,353,866)  $   (28,000)    $       -  $ (8,775,247)
                      ===========================================================================================

                                                                F-4
See notes to the consolidated financial statements.


           Headliners Entertainment Group, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows


                                            Year Ended December  31,
                                         ------------------------------
                                              2005            2004
                                         -------------   --------------
Cash Flows From Operating Activities
 Continuing Operations
 Loss From Continuing Operations         $ (48,418,502)  $   (8,836,843)


Adjustments to Reconcile Loss to
 Net Cash Used in Operating Activities
 Depreciation                                  762,670           51,531
 Stock based compensation                   37,639,131        1,184,000
 Loss on extinguishment of debt              3,811,193                -
 Gain from sale of intangible assets          (288,889)               -
 Amortization of deferred compensation               -        2,653,339
 Amortization of debt discounts                541,774                -
 Amortization of debt premium                   (4,106)               -
 Write-off of prepaid consulting             2,877,000        1,958,510
 Write-off of unamortized discounts
  and accrued interest from debt
  extinguishments                            1,986,924                -
 Decrease (Increase) in Assets
  Deferred charges                                   -                -
  Security deposit                               3,500          (10,000)
  Prepaid expenses                             (94,284)          (1,500)
  Inventory                                     71,373                -
 Increase (Decrease) in Liabilities
  Accounts payable and accrued expenses        619,117         (334,465)
                                            ----------       ----------
 Cash Used in Continuing Operations           (493,099)      (3,335,428)
                                            ----------       ----------
Discontinued Operations
 Loss from discontinued operations          (1,431,148)         (39,342)
Adjustments to Reconcile Income to Net
 Cash Provided by Operating Activities
 Decrease in net assets of discontinued
   operations                                  941,900           61,815
                                            ----------       ----------
Cash (Used in) Provided by Discontinued
 Operations                                   (489,248)          22,473
                                            ----------       ----------
Net Cash Used in Operating Activities         (982,347)      (3,312,955)
                                            ----------       ----------
Cash Flows From Investing Activities
 Cash paid for investment in LLC's          (1,400,000)      (2,275,000)
 Purchase of property and equipment           (252,085)      (1,223,859)
 Cash paid for construction in progress              -         (558,876)
                                            ----------       ----------
Net Cash Used in Investing Activities       (1,652,085)      (4,057,735)
                                            ----------       ----------
Cash Flows From Financing Activities
 Repayment of notes payable                   (514,335)               -
 Proceeds from notes payable                   435,880          605,260
 Repayment on officer loans                          -          (15,143)
 Proceeds from common stock issued                   -        1,469,561
 Proceeds from convertible debentures        2,927,500                -
 Proceeds from equity line of credit                 -        5,340,000
                                            ----------       ----------
Net Cash Provided by Financing Activities    2,849,045        7,399,678
                                            ----------       ----------
Net Increase in Cash and Equivalents           214,613           28,988

Cash and Equivalents at Beginning of Period     29,058               70
                                            ----------       ----------
Cash and Equivalents at End of Period      $   243,671      $    29,058
                                            ==========       ==========

See notes to consolidated financial statements.
                                                                F-5



          Headliners Entertainment Group, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                 $         -      $         -
                                            ==========       ==========
  Income taxes                             $   23,836       $         -
                                            =========        ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

 During the year ended December 31, 2005, the Company issued a $4,500,000 promissory note in exchange for $427,500 in cash and the extinguishment of an outstanding obligation of $3,025,000. Additionally, a discount on the note of $1,047,500 was recorded.

 During the year ended December 31, 2005, the Company acquired al of the rights, title and interest in six limited liability companies. In connection with the acquisition, the Company issued notes payable aggregating $718,435 and issued common stock valued at $301,565.

 During the year ended December 31, 2005, the Company issued a convertible debenture in the amount of $3,000,000 in exchange for $2,500,000. The debenture was discounted by $500,000. The net proceeds of $2,500,000 were disbursed directly to a movie production company, pursuant to a subscription agreement dated June 28, 2005, in exchange for movie participation rights. Subsequently, the Company sold its participation rights to the debenture holder in exchange for full settlement of the $3,000,000 debenture and accrued interest of $150,000. The unamortized discount as the time of the sale was $361,111. The sale resulted in a gain of $288,889.

 During the year ended December 31, 2005, the Company issued a convertible debenture in the amount of $7,953,698 in exchange for the extinguishment of a promissory note of $4,500,000, a convertible debenture in the amount of $3,000,000 and accrued interest of $453,698.

 During the year ended December 31, 2005, the Company issued a convertible debenture in the amount of $8,192,309 in exchange for extinguishment of a $7,953,698 convertible debenture and accrued interest of $238,611.

 During the year ended December 31, 2005, the Company converted $15,000 of a convertible debenture into 111,111 shares of common stock.

 During the year ended December 31, 2005, the Company converted $283,226 of a note payable into 4,000,000 shares of common stock.

 During the year ended December 31, 2005, the Company issued 1,900,000 shares of common stock valued at $2,905,000 for prepaid consulting services.

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


 See notes to consolidated financial statements.
                                                                F-6


           Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1)

Basis of Presentation and Business

   Headliners Entertainment Group, Inc. was organized as a Delaware corporation in 1992. It is currently engaged in the business of owning and operating entertainment facilities. These facilities consist of comedy clubs that operate under the trade name "Rascals" and night clubs that operate under one of the following trade names: "Banana Joe's", "Margarita Mama's", "Red Cheetah", "Parrot Beach" or "Cactus Cafe". Headliners also owns a library of comedic performances recorded in its clubs and license this library to distributors for replay or reprint.

   These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headliners Entertainment Group, Inc., and its wholly owned subsidiaries (collectively, the "Company"), Palisades Comedy, LLC, formed in 2004 to own and operate a comedy club in Nyack, NY, Rascals Stage Door Grill, Inc., Rascals Montclair, Inc., Rascals Cherry Hill, Inc., 6107 Ridgewood Road, LLC, 4th Street Live, LLC, 1133 Sycamore Street, LLC, 296 Stone Street, LLC, 4115 Mill Street, LLC and 1299 Farnam, LLC. Each of the aforementioned LLC's were acquired by Headliners in an acquisition accounted for under the purchase method on April 1, 2005. During 2005, the clubs operating under Palisades Comedy, LLC and 296 Stone Street, LLC were closed and on January 2, 2006, the club operating under 1299 Farnam, LLC was closed. In 2004, the club operating under Rascals Stage Door Grill, Inc. was closed. These closed clubs have been accounted for as discontinued operations in the accompanying consolidated financial statements.

   All intercompany accounts and transactions have been eliminated.

   Cash and Cash Equivalents

   Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. At December 31, 2005, the Company had no cash equivalents.

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

   Advertising

   The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $217,912 and $99,259, respectively.

   Concentrations

   The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. All cash balances were fully insured at December 31, 2005.
                                                                F-7

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

   Potential future dilutive securities include 10,000,000 shares issuable under outstanding warrants as of December 31, 2005.

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

   Revenue Recognition

   The Company accounts for revenue from license agreements by amortizing the up-front license fee over the life of the agreement. As of December 31, 2005, the Company has not received any up-front license fees. Revenues from royalties are recognized upon the sale by the licensee with whom the Company has licensing agreements. As of December 31, 2005 and 2004, the Company recognized $30,000 and $12,000 of revenue from license agreements, respectively.

   The Company accounts for the revenue from its VIP Platinum memberships by deferring the up-front fee and recognizing the revenue ratably over the membership term, generally one year. As of December 31, 2005, the Company did not recognize any revenue from its VIP Platinum membership.

   The Company's comedy and night clubs recognize revenue from the sale of alcoholic beverages, food, cover charges and merchandise at the point-of-sale upon receipt of cash or credit card charge. As the Company is paid by cash or credit card charge, there are no accounts receivable or allowance for doubtful accounts at the date of these financial statements.

   Inventories

   Inventories consist of alcoholic beverages, food, and company merchandise. Inventories are valued at the lower of cost or market. Cost of the inventory is measured on the first in, first out ("FIFO") method.

                                                                F-8
           Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (NOTE 1), Continued

   Goodwill and Other Intangible Assets

   Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is evaluated annually for impairment. Indefinite-lived intangibles are not amortized, but are evaluated annually impairment. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses in impaired.

   Derivative Instruments

   The Company has an outstanding convertible debt instrument that contains an embedded derivative feature. The Company accounts for these embedded derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of December 31, 2005, there was no change in the fair value of the derivatives.

   Stock Based Compensation

   Financial Accounting Statement No. 123 ("SFAS No. 123), Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related inter-pretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

   As required by Statement No. 123 the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance as it is the more readily determinable value.

   The Company accounts for the prepaid value of consulting services in accor-dance with EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees".

   Reclassification

   Certain amounts in the 2004 financial statements have been reclassified to conform with 2005 financial statement presentation. The reclassification had no effect on the net loss reported for the year ended December 31, 2004.

GOING CONCERN (NOTE 2)

   The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at December 31, 2005, current liabilities exceed current assets by $2,995,878 and total liabilities exceed total assets by $8,775,247.

   These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

   Management's plan in regard to the going concern issues it to raise capital through the sale of the Company's stock. In addition, the Company is focusing on developing a significant number of clubs to achieve an efficient level of operations.
                                                                F-9

            Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

COMMON STOCK ISSUED FOR SERVICES (NOTE 3)

   During 2005 the Company issued 7,668,500 fully vested, non-forfeitable shares of common stock to various consultants for services. 1,900,000 of the shares issued were for $2,905,000 of services that extend in to the future and are amortized monthly over the period of the agreement, ranging from one to three years. 5,768,500 of the shares issued were for $12,739,131 of services performed in 2005 and charged to operations in 2005. All shares issued were valued at the fair market value at the date of the agreement, as there was no readily determinable value for the consulting services provided or to be provided.

   During 2004 the Company issued 38,650 fully vested, non-forfeitable shares of common stock to various consultants for services. 20,800 of the shares issued were for $1,762,000 of services that extend in to the future and are amortized monthly over the period of the agreement, ranging from one to five years. 17,850 of the shares issued were for $1,146,500 of services performed in 2004 and charged to operations in 2004. All shares issued were valued at the fair market value at the date of the agreement, as there was no readily determinable value for the consulting services provided or to be provided.

   Due to factors that may lead to uncertainty regarding the future economic benefit of the prepaid consulting services $2,877,000 and $1,958,510 of prepaid consulting services have been charged to operations for the years ended December 31, 2005 and 2004, respectively.

PROPERTY AND EQUIPMENT (NOTE 4)

   A summary of property and equipment is as follows:

   Leasehold Improvements          $  3,916,762
   Machinery and Equipment              459,526
   Furniture and Fixtures             1,047,149
                                      ---------
   Total                              5,423,437
   Less:  Accumulated Depreciation    1,127,916
                                      ---------
                                   $  4,295,521
                                      =========

   Depreciation expense was $820,366 and $51,531 for the years ended December 31, 2005 and 2004, respectively.

NOTES PAYABLE (NOTE 5)

   Notes payable at December 31, 2005 consist of the following:

   Note payable of $119,000 at 16% interest per annum. This note is currently in litigation.

   Note payable of $388,769 at 12% interest per annum. This note has no specific repayment terms. As of December 1, 2005, this note includes accrued interest of $74,414.

   Note payable issued in connection with an amendment to a settlement agreement for the acquisition of LLC's. Consisted of five weekly payments of $74,687, which commenced on August 3, 2005, eleven weekly payments of $20,000, which commenced on November 8, 2005, and 8 weekly payments of $15,000 which commenced on December 27, 2005, with a final payment of $5,000 on January 17, 2006. The note was non-interest bearing. As of December 31, 2005, the outstanding balance on the note was $204,100.

   In March of 2005, the Company loaned $400,000 to another publicly traded entity whose Chief Executive Officer was also the Chief Executive Officer of Headliners Entertainment Group, Inc. The loan bears interest at the rate of 10% per annum. The interest is to be paid on the first day of each month, commencing April 2005. The note was to be repaid in eleven monthly installments of $33,333 commencing on June 1, 2006. A final payment in the amount of $33,337 is due on May 1, 2007. The note plus accrued interest of $13,377 was repaid during the three months ended September 30, 2005. Subsequent to the loan being repaid, the Company received advances

                                                                F-10

            Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

NOTES PAYABLE (NOTE 5) (Continued)

   from the other publicly traded entity aggregating $283,226. On December 22, 2005, the Company issued 4 million shares to the other publicly traded entity in full settlement of the $283,226 of advances.

   During 2004, a shareholder loaned the Company $497,500. This loan is due on demand and bears no interest.

INCOME TAXES (NOTE 6)

   Provision for income taxes consist of the following:

                                           December 31,
                                       --------------------
                                          2005       2004

                 Current
                  Federal               $    -     $    -
                  State                      -          -
                                         -----      -----
                  Total                 $    -     $    -
                                         =====      =====

   The components of the Company's deferred tax asset is as follows:


                 Deferred tax asset          $ 26,547,000
                 Less:  Valuation Allowance   (26,547,000)
                                               ----------
                 Net Deferred Tax Asset      $          -
                                               ==========

   Due to the uncertainty of profitable operations, and the restrictions and limitations on the usage of the Company's net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded. At December 31, 2005, the valuation allowance increased $21,817,000 over the preceding period.

   A reconciliation of the federal statutory tax amount to the Company's actual tax amount for the year ended December 31, 2005 and 2004 is as follows:


                                            December 31,
                                       ----------------------
                                         2005          2004

                 Statutory Benefit       34%           34%
                 Loss for Which No
                  Benefit was Received  (34%)         (34%)
                 Non Deductible Expenses  -             -
                                        ----          ----
                 Effective Rate           -             -
                                        ====          ====

   The Company has available at December 31, 2005, unused net operating loss carryforwards that may be applied against future federal and state income tax and that expire as follows.
                                                                F-11

            Headliners Entertainment Group, Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

INCOME TAXES (NOTE 6) (Continued)

                                                    Amount of Unused
                                                     Operating Loss
                                                      Carryforward
                                               --------------------------
                                                 Federal         State
    Expiration during year ending December 31,
                                  2007         $         -   $    12,000
                                  2009                   -       585,000
                                  2010                   -     2,953,000
                                  2011                   -     8,495,000
                                  2012                   -    49,849,000
                                  2020              12,000             -
                                  2022             587,000             -
                                  2023           2,953,000             -
                                  2024           8,497,000             -
                                  2025          49,849,000             -
                                                ----------    ----------
                                               $61,898,000   $61,894,000
                                                ==========    ==========


COMMITMENTS AND CONTINGENCIES (NOTE 7)

  Operating Leases

  The Company leases its corporate offices, entertainment clubs and certain of its liquor licenses under operating leases expiring in various years through 2014.

  Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as December 31, 2005, for each of the next 5 years and in the aggregate are:


                         Year Ending
                                2006         $ 1,155,174
                                2007           1,166,092
                                2008           1,051,408
                                2009             736,108
                                2010             747,980
                          Thereafter           1,472,014
                                               ---------
                                             $ 6,328,776
                                               =========



  Certain operating leases provide for renewal options for periods from 5 to 10 years at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Certain of the operating leases also contain a provision for contingent rental payments based on monthly gross revenues. For the year ended December 31, 2005, the Company did not meet any contingent rentals based on monthly gross revenues.

  Rent expense for the years ended December 31, 2005 and 2004 was $1,462,487 and $79,915.

          Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements


COMMITMENTS AND CONTINGENCIES (NOTE 7) (Continued)

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

  Per the joint management agreement, the Rodriguez Family Trust and the Margolies Family Trust organized a limited liability company. The Trusts, as well as Rodriguez and Margolies, contributed their shares of the Company to the limited liability company on August 15, 2005. The Company will pay a fee of $5,000 per month to the limited liability company in compensation for the services of Rodriguez and Margolies. Also, the Company entered into a five year employment agreement with Rodriguez, a five year advisory agreement with Margolies, Margolies resigned from his position as Vice Chairman and Margolies and Rodriguez agreed to serve as members of the Company's board of directors.

  During the year ended December 31, 2005, the Company granted the limited liability company an aggregate 12,600,000 shares of common stock valued at $23,200,000.

  The Company's employment agreement with Rodriguez provides that he will serve as President for an annual compensation of $200,000 and an automobile allowance of $1,000 per month. The employment agreement terminates on January 31, 2010.

  The Company's advisory agreement with Margolies provides that he will consult with the board of directors and the President on matters of business development, investor relations, public relations and finance. The Company will pay Margolies and annual fee of $25,000 for his services. The advisory agreement terminates on January 31, 2010.

          Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS (NOTE 8)

  The carrying amount of cash, inventory, prepaid expenses, accounts payable and deferred income and credits approximates fair value because of the short maturity of these instruments. The fair value of the Company's debt obligation approximates its carrying value and is based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

LIMITATIONS (NOTE 9)

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

STOCK BASED COMPENSATION (NOTE 10)

  During the years ended December 31, 2005 and 2004, the Company issued 600,000 and 250,000 common shares, respectively to various employees as additional compensation. The shares were valued as of the date of issuance and amounted to $380,000 and $37,500, respectively.

  On May 21, 2004, the Company issued common stock purchase warrants to its President and Vice Chairman. An aggregate of 165,000 warrants were issued. Each warrant entitles its holder to purchase 1 common share at an exercise price of $90.00 per share. The Company accounted for the warrants under APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in the net loss, as the warrants had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" to Stock Based Employee Compensation. In 2005, the President and Vice Chairman surrendered these warrants to the Company.

                                          Year Ended
                                       December 31, 2004
                                       -----------------
         Net loss, as reported           $ (8,876,185)
         Deduct: Total stock-based
          employee compensation
          expense determined under
          fair value based method         (12,540,000)
                                           ----------
                                         $(21,416,185)
                                           ==========

         Loss Per Share - as reported    $    (108.44)
                                           ==========

         Proforma                        $    (261.63)
                                           ==========
  The Company has estimated the fair value of the warrants using the Black-Scholes option-pricing model. The following assumptions were used:

                      Interest rate         2.57%
                      Dividend yield        0.00%
                      Expected volatility   200%
                      Expected life         2 years

          Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

WARRANTS (NOTE 11)

  A summary of the warrant activity for the two years ended December 31, 2005 is set forth below:

                                                            Weighted
                                                             Average
                                          Warrants       Exercise Price
                                         ----------     ----------------
  Outstanding at January 1, 2004                 2        $   193,000
  Granted                                  165,000              90.00
  Exercised                                      -                  -
  Canceled/Expired                               1             43,000
                                        ----------         ----------
  Outstanding at December 31, 2004         165,001              90.00
  Granted                               10,000,000                .20
  Exercised                                      -                  -
  Canceled                                 165,001              90.00
                                        ----------         ----------
  Outstanding at December 31, 2005      10,000,000        $       .20
                                        ==========         ==========

  The 10,000,000 outstanding warrants as of December 31, 2005 expire on November 17, 2010 and were issued in connection with a convertible debenture (See Note
  15).

DISCONTINUED OPERATIONS (NOTE 12)

  During 2005, the Company decided to cease operations at three locations. The locations at Tucson, AZ and Palisades, NJ were closed due to declining sales and costly rents. The location at Omaha, NE was closed due to the Company deciding not to renew it's lease upon expiration due to declining sales. The discontinued operations from these locations generated sales of $1,396,951 and $0 in 2005 and 2004, respectively and an operating loss of $526,449 and $0 in 2005 and 2004, respectively.

  During 2004, the Company decided to cease operations at its Ocean, NJ location, effective in the first quarter of 2004. The decision to cease operations was based on the decline in sales and major renovations needed for the building. The prior years operating activities of the Ocean, NJ location have been reclassified to discontinued operations in the accompanying State-ment of Operations. The discontinued operations generated sales of $294,750 and $818,853 in 2004 and 2003, respectively and an operating loss of $21,267 in 2004 and operating income of $47,511 in 2003.

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

  Assets to be disposed of at December 31, 2005 consist of liquor licenses and are expected to be sold during 2006.
                                                                F-15

      Headliners Entertainment Group, Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (NOTE 13)

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

  The Company will implement SFAS 123R in the first quarter of 2006 using the modified prospective method. This method requires us to record compensation expense for all awards we grant after the time of adoption and to recognize the unvested portion of previously granted awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant date fair value of the equity award. The Company does not expect a material impact to consolidated financial statements from the adoption of SFAS 123R.

BUSINESS COMBINATIONS (NOTE 14)

  On March 29, 2005, the Company entered into a Consolidated Acquisition Agree-ment with Paul Butler and JHF Property Holdings, LLC ("JHF"). Pursuant to the Consolidated Acquisition Agreement, effective March 31, 2005, the Company acquired all of the rights, title and interest in five limited liability companies and the right to receive the net income of a sixth limited liability company. The Consolidated Acquisition Agreement, provided for the Company to acquire ownership of the sixth limited liability company at a future date. Each of the limited liability companies operates an entertainment complex consisting of a dance club and other facilities, one each in Cincinnati, Kansas City, Tucson, Jackson, Louisville and Omaha.

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

  Additionally, the Consolidated Acquisition Agreement contained provisions under which, JHF would manage the seven properties. In consideration for the management services, the Company issued common stock with a market value of $2,300,000 to JHF. The Company has committed that if the proceeds realized by JHF from selling the shares are less than $2,300,000, the Company will issue additional shares until JHF realizes $2,300,000. Additionally, the Company agreed to make weekly cash payments to JHF for their management services.
                                                                F-16

         Headliners Entertainment Group, Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements

BUSINESS COMBINATIONS (NOTE 14), Continued

  On July 22, 2005, the Company entered into a Settlement Agreement with JHF Property Holdings, LLC, Paul Butler, Jon B. Field and Jon H. Field (collectively, "JHF"). The Settlement Agreement settled a lawsuit that the Company had brought against JHF alleging fraud and breach of contract. The settlement Agreement contained the following provisions, which amended the terms under which the Company acquired the six limited liability companies. The acquisition has been recorded in the accompanying financial statements effective, April 1, 2005, in accordance with these amended terms:

  (1) The Company's ownership of the limited liability companies that own the six dance clubs has been acknowledged.

  (2) The Company assigned to JHF all of its interest in the comedy club built in Hampton, VA.

  (3) JHF surrendered the $5,000,000 convertible debenture issued to them pursuant to the Consolidated Acquisition Agreement.

  (4) The Company's agreement with JHF to manage the clubs has been terminated.

  (5) All of the Company's payment obligations under the Consolidated Acquisition Agreement have been terminated. In lieu thereof, the Company agreed to pay to JHF:

      (a) five weekly payments of $74,687 (totaling $373,435), commencing on August 3, 2005;

      (b) $20,000 per week for eleven consecutive weeks commencing on November 8, 2005;

      (c) $15,000 per week for eight consecutive weeks commencing on December 20, 2005;

      (d) Final payment of $5,000 on February 21, 2006.

      The aggregate acquisition price for the six clubs was $4,695,000 which included cash in the amount of $3,675,000 ($2,275,000 paid in 2004 and $1,400,000 paid in 2005), 777,000 shares of the Company's commons stock valued at $301,565 (which represents the proceeds realized by JHF from the sale of stock issued to them) and issuance on non interest bearing notes payable to JHF aggregating $718,435 (see 5, above). The balance due on these notes at December 31, 2005 is $204,100. (SEE NOTE 4).

      The transaction was accounted for as an acquisition of the six limited liability companies under the purchase method of accounting in accor-dance with Statement of Financial Accounting Standards. No. 141,
      Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the Company in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets in allocated to goodwill.
                                                                F-17

             Headliners Entertainment Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

BUSINESS COMBINATIONS (NOTE 14), Continued


  The following is a summary of the final purchase price allocation of the assets acquired and liabilities assumed in conjunction with the acquisition based upon their estimated fair market values.

             Inventory                           $   173,993
             Fixed assets                          3,998,062
             Other current assets                     29,254
             Liquor licenses                         179,393
             Trade names                             220,000
             Goodwill                                384,063
             Accounts payable and accrued expenses  (289,765)
                                                   ---------
             Total Purchase Price                $ 4,695,000
                                                   =========

  The fixed assets acquired at fair value consist of leasehold improvements of $3,175,000 and are being amortized over the term that includes required lease periods and renewals that are deemed to be reasonably assured, generally three to thirteen years. Of the $179,393 of liquor licenses acquired, $96,387 are owned by the entities acquired and have been determined to have an indefinite life. The remaining liquor licenses of $83,006 are leased and are being amortized over the term that includes required lease periods and renewals that are deemed to be reasonably assured, generally three to thirteen years. The trade names acquired of $220,000 have been determined to have an indefinite life.

  The results of operations for the six acquired limited liability companies for the period after March 31, 2005 are included in the Company's consolidated financial statements. Following are pro forma amounts assuming that the acquisition was made on January 1, 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                           For the Years Ended December 31,
                                           --------------------------------
                                                2005            2004

                   Net Sales                $  10,020,683    $ 12,671,725
                   Net Loss                 $ (49,455,065)   $ (8,985,975)
                   Loss Per Share From
                    Continuing Operations   $       (4.29)   $    (109.80)

  CONVERTIBLE DEBENTURES (NOTE 15)

  On January 25, 2005, the Company issued a promissory note in the amount of $4,500,000, bearing interest at 12% per annum to the same holder of a $3,025,000 promissory note which was outstanding at December 31, 2004, In exchange for the promissory note, the note holder paid the Company $427,500 and surrendered the $3,025,000 promissory. Additionally, the Company discounted the note by $1,047,500 which was being amortized to interest expense through the redemption date of the note. The $4,500,000 promissory note was to be repaid in monthly installments of $750,000 plus accrued interest commencing on August 25, 2005.
                                                                F-18

          Headliners Entertainment Group, Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

  CONVERTIBLE DEBENTURES (NOTE 15), Continued

  This exchange was accounted for in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". EITF 96-19 requires a debt exchange that results in a substantial modification of terms to be accounted as a debt extinguishment. EITF 96-19 defines a substantial modification of terms as the present value of the cash flows under the terms of the new debt instrument being more than 10% different from the present value of the remaining cash flows of the original debt instrument. Furthermore, when a substantial modification of terms exists, the new debt instrument is required to be reported at fair value. The exchange of the $3,025,000 promissory note for the $4,500,000 promissory note resulted in a substantial modification of terms. Although the exchange was substantial no gain or loss was recorded due to the new promissory notes fair value being equivalent to its face value.

  On March 21, 2005, the Company issued a convertible debenture in the amount of $3,000,000, bearing interest at 12% per annum. In exchange for the convertible debenture, the Company received $2,500,000. The note was discounted by $500,000. The discount was being amortized to interest expense through the redemption date of the note. The $3,000,000 convertible debenture was to be repaid in thirty monthly installments of $100,000 plus accrued interest.

  On August 19, 2005, the Company issued a $7,953,698 convertible debenture in exchange for the extinguishment of the January 25, 2005 promissory note of $4,500,000, the March 21, 2005 convertible debenture of $3,000,000 and accrued interest of $453,698. The August 19, 2005 debenture bears interest at 12% per annum and was due in monthly installments of $400,000 plus accrued interest commencing December 1, 2005.

  The exchange of the $4,500,000 promissory note, $3,000,000 convertible debenture and accrued interest of $453,698 for the $7,953,698 convertible debenture did not result in a substantial modification of terms as defined in
  EITF 96-19.   Consequently, except for a loss of $540,509 from writing off the unamortized discounts which has been included in interest expense, no other gain or loss has been recognized in this exchange.

  On November 18, 2005, the Company issued an $8,192,309 convertible debenture in exchange for the August 19, 2005 $7,953,698 convertible debenture and accrued interest of $238,611. The $8,192,309 convertible debenture bears interest at the rate of 10% per annum. The collateral pledged by the Company to secure this convertible debenture includes all of the Company's assets and 100,000,000 shares of the Company's common stock. The interest and principal is due on November 16, 2010. The convertible debenture may be converted into shares of the Company's common stock at the option of the holder at any time. The conversion price is equal to 80% of the lowest closing bid price of the Company's common stock of the five trading days immediately preceding the conversion date. In connection with this exchange, the Company issued to the holder a warrant to purchase 10,000,000 shares of the Company's common stock at an exercise price of $0.20 per share. The warrant expires on November 17, 2010.

  The exchange of the $7,953,698 convertible debenture and accrued interest of $238,611 for the $8,192,309 convertible debenture resulted in a substantial modification of terms as defined in EITF 96-19. Consequently, the exchange was accounted for as a debt extinguishment and a loss of $3,811,193 was recorded as a result of valuing the $8,192,309 convertible debenture at fair value.
                                                                F-19

        Headliners Entertainment Group, Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements

  CONVERTIBLE DEBENTURES (NOTE 15), Continued

  The warrants issued in connection with the $8,192,309 convertible debenture have been valued at $1,460,000 based on a Black-Scholes calculation using the following assumption:

       Fair market value of stock           $  0.15
       Exercise price                          0.20
       Dividend yield                          0.00%
       Risk free interest rate                 4.46%
       Expected volatility                     200%
       Expected life                          5 Years


  In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the proceeds of the $8,192,309 convertible debenture have been allocated to the convertible debt and the warrants based on their relative fair values.

  In accordance with SFAS 133,"Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the $8,192,309 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $2,389,423 as a liability in the accompanying consolidated balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a convertible debt pricing model using the following assumptions:

       Coupon rate                          12%
       Share price                          $0.15
       Expected volatility                  200%
       Risk free interest rate              4.46%
       Market rate of interest              12%
       5 day option value


  Changes in the fair value of the embedded derivative are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of December 31, 2005, there was no change in the fair value of the embedded derivative.

  The recognized loss from the exchange of debt resulted in a premium to the convertible debenture of $3,811,193. The allocation of the proceeds of the convertible debenture to the warrants and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $1,228,846 and $2,389,423, respectively. The net premium of $192,924 is being amortized to interest through November 16, 2010 using the effective interest method. The unamortized premium at December 31, 2005 is $188,806.

  On July 5, 2005, the Company issued a convertible debenture in the amount of $67,289. The debenture bears interest at the rate of 18% per annum and is due June 20, 2007. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 95% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the conversion date. On October 17, 2005, the holder converted $15,000 of this debenture into 111,111 shares of common stock. The outstanding balance of this debenture at December 31, 2005 was $52,289. The embedded derivative of this conversion feature was de minimis.

                                                                F-20

             Headliners Entertainment Group, Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

SUBSEQUENT EVENT (NOTE 16)

  In February 2006, the Company issued a $360,000 non-interest bearing promissory note in exchange for $300,000. Additionally, in consideration for making the loan, the Company issued the note holder 2,000,000 shares of common stock valued at $160,000. The note is due in eighteen monthly installments of $20,000 commencing April 1, 2006. The effective interest rate of this note is 79%.

  In February 2006, the Company issued 1,000,000 shares of common stock to the landlord of its Montclair, NJ facility in settlement of $70,000 of rental obligations. The shares were valued at their fair market value on the date of issuance.

  In February 2006, the Company issued 2,000,000 shares to a note holder in settlement of $140,000 of debt. The shares were valued at their fair market value on the date of issuance.




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

                              Headliners Entertainment Group, Inc.

                              By: /s/ Eduardo Rodriguez
                              ------------------------------------------
                              Eduardo Rodriguez, Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed below on April 4, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eduardo Rodriguez    Chief Executive Officer, Chief Financial Officer,
    Eduardo Rodriguez     Chief Accounting Officer

/s/ Michael Margolies    Director
    Michael Margolies