Form 10QSB
period 2006-03-31
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2006-05-15
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                          Commission File No. 0-33145

                      HEADLINERS ENTERTAINMENT GROUP, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

       Delaware                                         84-1195628
    ---------------------------------------------------------------------
    (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
     incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                           May 11, 2006
                           Common Voting Stock: 35,000,052

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

PART 1.    FINANCIAL INFORMATION

            Headliners Entertainment Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                March 31, 2006
                                 (Unaudited)

Assets
 Current Assets
  Cash                                         $     65,105
  Inventory                                          62,612
  Prepaid expenses                                  169,207
  Assets to be disposed of                          184,218
                                                 ----------
 Total Current Assets                               481,142

Property and equipment, net                       3,500,126
Goodwill                                            384,063
Intangible assets                                   301,966
Security deposits                                     6,500
                                                 ----------
 Total Assets                                     4,673,797
                                                 ==========

Liabilities and Stockholders' Deficit
 Current Liabilities
  Accounts payable and accrued expenses           2,807,869
  Notes payable                                   1,456,658
                                                 ----------
 Total Current Liabilities                        4,264,527

Convertible debenture, net of premium             8,334,010
Fair value of embedded derivative                 2,243,260
                                                 ----------
 Total Liabilities                               14,841,797
                                                 ----------
Stockholders' Deficit
 Common stock, authorized 500,000,000 shares,
  $.001 par value, 32,000,053 shares issued
  and outstanding                                    32,000
 Additional paid-in capital                      59,024,619
 Prepaid consulting                                 (21,000)
 Accumulated deficit                            (69,203,619)
                                                 ----------
 Total Stockholders' Deficit                    (10,168,000)
                                                 ----------
Total Liabilities and Stockholders' Deficit    $  4,673,797
                                                 ==========


See notes to the unaudited condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations
                                 (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2006          2005
                                                    ----------    ---------

Net Sales                                          $ 1,874,768  $    446,703
Cost of sales                                          636,125       152,690
                                                    ----------    ----------
Gross Profit                                         1,238,643       294,013
                                                    ----------    ----------
General and Administrative expenses
 General and administrative expenses                 1,936,752       801,571
 Stock based compensation                                    -    24,420,000
 Stock issued for consulting services                        -    12,362,400
                                                    ----------    ----------
Total General and Administrative Expenses            1,936,752    37,583,971
                                                    ----------    ----------
Other Expenses (Income)
 Interest expense                                      375,136       270,190
 Derivative adjustment to market                      (146,163)            -
                                                    ----------    ----------
Total Other Expense                                    228,973       270,190
                                                    ----------    ----------
Loss From Continuing Operations                       (927,082)  (37,560,148)
                                                    ----------    ----------
Discontinued Operations
 Income from discontinued operations (net of
  tax effect of $0)                                     29,414             -
 Loss on disposal of operations (net of tax
  effect of $0)                                       (952,085)            -
                                                    ----------    ----------
(Loss) Income From Discontinued Operations            (922,671)            -
                                                    ----------    ----------
Net Loss                                           $(1,849,753) $(37,560,148)
                                                    ==========    ==========
Earnings per share
 Earnings (Loss) Per Share From Continuing
  Operations                                       $     (0.03) $     (25.97)
 Earnings (Loss) Per Share From Discontinued
  Operations                                       $     (0.03) $          -

Weighted Average Number of Common Shares
 Outstanding                                        29,963,177     1,446,166



See notes to the unaudited condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2006           2005
                                                    ----------     ---------
Net Cash Used in Operating Activities              $  (235,605)  $  (674,477)

Cash Flows from Investing Activities
 Purchase of property and equipment                   (267,961)      (25,024)
 Cash paid for acquisition                                   -    (1,400,000)
 Cash paid for construction in progress                      -      (133,791)
 Issuance of note receivable                                 -      (400,000)
                                                     ---------     ---------
 Net Cash Used in Investing Activities                (267,961)   (1,958,815)
                                                     ---------     ---------
Cash Flows From Financing Activities
 Proceeds from long-term debt                                -     2,927,500
 Repayment of notes payable                           (175,000)            -
 Proceeds from notes payable                           500,000        50,000
                                                     ---------     ---------
 Net Cash Provided by Financing Activities             325,000     2,977,500
                                                     ---------     ---------

Net Increase (Decrease) in Cash                       (178,566)      344,208
Cash at Beginning of Period                            243,671        29,058
                                                     ---------     ---------
Cash at End of Period                               $   65,105    $  373,266
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

 During the quarter ended March 31, 2006, the Company issued 895,464 shares for the conversion of $50,000 of convertible debentures.


See notes to the condensed consolidated financial statements.
                                                                -4-

          Headliners Entertainment Group, Inc. and Subsidiaries
         Notes to the Condensed Consolidated Financial Statements
              For the Three Month Period Ended March 31, 2006
                               (Unaudited)
1.   BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and disclosures thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

2.   GOING CONCERN

 The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at March 31, 2006, current liabilities exceed current assets by $3,783,385 and total liabilities exceed total assets by $10,168,000. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

 Management's plan in regard to the going concern issues it to raise capital through the sale of the Company's stock. In addition, the Company is focusing on developing a significant number of clubs to achieve an efficient level of operations.

3.   NOTES PAYABLE

 On February 2, 2006, the Company issued a promissory note in the amount of $360,000 in exchange for $300,000 in cash. The note has been discounted by $60,000, bears interest at 18% per annum and is due in 18 monthly payments of $20,000 beginning April 1, 2006. The Company issued 2,000,000 common shares to the note holder as an inducement to make the loan. The shares were valued at $0.08 per share, the value on the date they were issued and were recorded as deferred financing fees. The deferred financing fees and the
 discount are being amortized over the life of the loan.   As collateral for
 the note, the Company has placed 7,500,000 common shares in an escrow account.

4.   DISCONTINUED OPERATIONS

 Subsequent to the quarter ended March 31, 2006, the Company decided to cease operations at its Jackson, Mississippi location due to declining sales and costly rents. The Company began operations in Jackson, Mississippi on April 1, 2005, consequently, there are no discontinued operations reported for the three months ended March 31, 2005. For the three months ended March 31, 2006, the discontinued operations generated sales of $518,269 and operating income of $29,414.

Item 2.  Management Discussion and Analysis

 Forward-looking Statements

     This Report contains certain forward-looking statements regarding Headliners Entertainment Group, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 in the section numbered "Item 6" under the heading "Risk Factors that May Affect Future Results." Among the more significant factors are:

     1. We have obligations to Cornell Capital Partners in excess of $8,000,000. The greater portion of that debt is likely to be satisfied by our issuance of a large quantity of our common stock.

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

     The most dramatic example of our expanding operations is our acquisition at the end of March 2005 of six dance clubs that operate under one of the followings trade names: "Banana Joe's,""Margarita Mama's," "Red
Cheetah," "Parrot Beach" or "Cactus Cafe."   Commencing on April 1, 2005
we have consolidated the financial results of the clubs with our other operations on our financial statements. This has resulted in a significant increase in our revenues, from $446,703 in the first quarter of 2005 to $1,874,768 in the first quarter of 2006.

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

     Recently we have renewed our efforts to utilize the Rascals Library of Comedy Classics as a revenue source. The Library contains over 200 hours of live recordings of well-known comedians when they appeared at a Rascals Comedy Club. At times during our history we have broadcast portions of the Library on pay-per-view television, sold home video recordings of shows in the Library, and made shows available for download on the Internet. During the first quarter of 2006 we obtained only nominal revenue from broadcasts of our comedy on XM radio and Audible.com, each of which offers the Rascals Comedy Classics in its menu of on-demand media, as well as from our position as the exclusive stand-up comedy channel on Microsoft MSN Video. We anticipate that these media distribution channels will provide increased revenue as the audience on these channels increases.

     The revenue and gross profit figures reported for the first quarter of 2006 exclude the results for three of the dance clubs we purchased in March as well as the results of the Rascals Comedy Club that we opened at the Palisades Center in May 2005. Three of these clubs were closed near the end of 2005. The fourth, our dance club in Jackson Mississippi, was closed in April 2006. The results from those four operations, therefore, have been reported as "discontinued operations" on our Statements of Operations. A net loss of $922,671 from the operations of those clubs and the disposal of their facilities contributed to our overall net loss for the quarter ended March 31, 2006.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. During the first quarter of 2006 we incurred general and administrative expenses totaling $1,936,752, which exceeded our gross profit by $698,109. This represented an improvement over the first quarter of 2005, however. The improvement is primarily due to the fact that during the earlier quarter we issued stock to pay expenses with a market value of $36,782,400. In order to achieve profitability, however, we will have to increase our revenue to a level that will sustain our overhead.

     In November 2005 we agreed with Cornell Capital Partners to exchange the convertible debenture then held by Cornell for a new five-year debenture whose principal amount equals the principal of the surrendered debenture plus accrued interest. In connection with the exchange, we issued to Cornell Capital Partners five year warrants to purchase 10,000,000 shares of our common stock at $.20 per share. Because the warrants had a fair value of $1,460,000 and because the terms of the new debenture included an embedded derivative, we recognized in 2005 an expense of $3,811,193 as "loss on extinguishment of debt" arising from this transaction. During the life of the warrants, until they are exercised, we will adjust the value of the warrants to market value at the end of each accounting period. As a result of that adjustment, we recognized income of $146,163 in the period ended March 31, 2006. At the same time, we incurred an "interest expense" of $375,136 during the quarter, most of which was attributable to the Cornell debenture. The debenture carries a stated interest of 12% per annum.

     Our expenses remain disproportionate to our revenue. As a result, we realized a net loss of $1,849,753 for the first quarter of 2006, compared to a net loss of $37,560,148 in the first quarter of 2005. However, the new directions in our operations bode well for the future.
We believe that the acquisition of the dance clubs, the opening of the new Red Cheetah in Montclair, and our new ventures in media distribution of the Rascals Library will combine to serve as a platform for profitable operations. We believe that is an achievable goal.

Liquidity and Capital Resources

     In order to obtain the funds necessary to acquire our six new dance clubs and construct our facilities in Montclair and the Palisades Center, we borrowed nearly $10 million from Cornell Capital Partners. Today our debt to Cornell Capital Partners totals $8,192,309 plus six months of accrued interest. The debt is represented by a Secured Convertible Debenture in that amount issued on November 17, 2005. Headliners is not required to make any payment by the Debenture until November 17, 2010, when it will have the option of satisfying any principal and interest remaining outstanding in cash or with common stock. In the meantime, Cornell Capital Partners will have the right to convert the principal and accrued interest on the Debenture into Headliners common stock at a conversion price equal to 80% of the market price at the time of conversion.

     With the proceeds of our sale of debt instruments to Cornell Capital Partners, we have substantially alleviated our capital commitments. Nevertheless, in addition to the ongoing expenses of operating its business, Headliners had accounts payable and accrued expenses of $2,807,869 at March 31, 2006, as well as being obligated on $1,456,658 in notes payable.

     During the first quarter of 2006 our operations consumed $235,605 in cash. However, in the second half of 2005 our operations produced $458,525 in cash. The improved cash flow in the second half of the year resulted from the fact that we obtained full managerial control over the six new dance clubs during the summer of 2005. We believe that the loss of cash in the first quarter of 2006 is not indicative of the direction of our operations, but primarily reflects (a) troubles at our Jackson MS club that were resolved when we closed the club in April and (b) the seasonality of our business - i.e. the fact that the first quarter of the year is the slowest period for club operations.

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

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures.  Eduardo
Rodriguez, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Headliners' disclosure controls and procedures as of March 31, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Headliners in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Headliners is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Rodriguez concluded that Headliners' system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

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

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In January 2006 Headliners issued 222,387 shares of common stock to Eric Meyer. The shares were issued upon Mr. Meyer's conversion of principal and accrued interest totaling $15,000 on a debenture issued to him by Headliners. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and was acquiring the shares for his own accounts. There were no underwriters.

     In February 2006 Headliners issued 2,000,000 shares of common stock to Anomaly Capital, LLC. The shares were issued in consideration for a loan of $300,000 by Anomaly Capital to Rascals Montclair, Inc. The shares were valued at $.08 per share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principal had access to detailed information about Headliners and was acquiring the shares for its own account. There were no underwriters.

     In February 2006 Headliners issued 2,000,000 shares of common stock to Stanley Chason. The shares were issued in consideration for Mr. Chason's loan of $200,000 to Headliners. The shares were valued at $.08 per share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Headliners and was acquiring the shares for his own account. There were no underwriters.

     In February 2006 Headliners issued 1,000,000 shares of common stock to N.K. Gray Development LLC. The shares were issued in satisfaction of prior rent obligations. The shares were valued at $.08 per share, the market value of the shares on the date they were issued. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Headliners and were acquiring the shares for its own accounts. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of 2006.

Item 5.   Other Information

     On May 11, 2006 the Company filed with the Secretary of State of Delaware a Certificate of Designation. The Certificate designated 1,000 shares of preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to a preference of $1.00 in the event of a liquidation of the Company. No dividends accrue with respect to the Series B Preferred Stock. Each share of Series B Preferred Stock entitles the Holder to cast at any meeting of shareholders or by written consent votes equal to 0.05% of the votes that may be cast by the holders of the outstanding common stock. On May 11, 2006 the Board of Directors issued all 1,000 shares of Series B Preferred Stock to Eduardo Rodriguez, the President of the Company, giving him the right to cast 50% of the votes at any meeting of shareholders.

Item 6.    Exhibits.

     3-a   Certificate of Designation of Series B Preferred Stock

     31    Rule 13a-14(a) Certification

     32    Rule 13a-14(b) Certification


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HEADLINERS ENTERTAINMENT GROUP, INC.


Date: May 12, 2006          By:  /s/ Eduardo Rodriguez
                            ----------------------------------
                            Eduardo Rodriguez, Chief Executive
                            Officer & Chief Financial Officer