Form 10QSB
period 2006-06-30
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2006-08-21
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-33145

                    HEADLINERS ENTERTAINMENT GROUP, INC.
              ------------------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                              August 21, 2006
                              Common Voting Stock: 52,545,535

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

PART 1.     FINANCIAL INFORMATION

           Headliners Entertainment Group, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheet
                               June 30, 2006

Assets
 Current Assets
  Cash                                              $    25,930
  Inventory                                              62,612
  Prepaid expenses                                      121,574
  Assets to be disposed of                              184,533
                                                     ----------
 Total Current Assets                                   394,649

Property and equipment, net                           3,290,942

Goodwill                                                384,063
Intangible assets                                       304,566
Security deposits                                         6,500
                                                     ----------

Total Assets                                          4,380,720
                                                     ==========
Liabilities and Stockholders' Deficit
 Current Liabilities
  Accounts payable and accrued expenses               3,322,820
  Notes payable                                       1,395,225
                                                     ----------
 Total Current Liabilities                            4,718,045
                                                     ----------

Convertible debenture, net of premium                 8,244,346
Fair value of embedded derivative                     2,020,075
                                                     ----------
 Total Liabilities                                   14,982,466

Stockholders' Deficit
 Common stock, authorized 500,000,000 shares,
  $.001 par value, 44,545,580 shares issued
  and outstanding                                        44,546
 Additional paid-in capital                          59,144,747
 Accumulated deficit                                (69,791,039)
                                                     ----------
 Total Stockholders' Deficit                        (10,601,746)
                                                     ----------
Total Liabilities and Stockholders' Deficit         $ 4,380,720
                                                     ==========


See notes to the condensed consolidated financial statements.

          Headliners Entertainment Group, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                2006        2005         2006        2005
                             (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                             -----------------------  -----------------------
Net Sales                   $2,490,449  $2,342,125  $ 4,365,217  $  2,788,828

Cost of Sales                  858,877     909,849    1,495,002     1,062,539
                            ----------  ----------   ----------    ----------
Gross Profit                 1,631,572   1,432,276    2,870,215     1,726,289

General and Administrative
 expenses
 General and administrative
  expenses                   2,163,370   1,638,721    4,100,122     2,440,292
 Stock based compensation            -           -            -    24,420,000
 Stock issued for consulting
  services                           -     284,301            -    12,646,701
                            ----------  ----------   ----------    ----------
Total General and
 Administrative Expenses     2,163,370   1,923,022    4,100,122    39,506,993
                            ----------  ----------   ----------    ----------
Other Income (Expenses)
 Interest expense             (234,158)   (514,123)    (609,294)     (784,313)
 Interest inc ome                     -      13,333            -        13,333
 Derivative adjustment to
  market                       192,520           -      338,683             -
                            ----------  ----------   ----------    ----------
Total Other Expense            (41,638)   (500,790)    (270,611)     (770,980)
                            ----------  ----------   ----------    ----------

Loss From Continuing
 Operations                   (573,436)   (991,536)  (1,500,518)  (38,551,684)

Discontinued Operations
 Income (Loss) from
  discontinued operations
  (net of tax effect of $0)    (14,669)     61,565       14,745        61,565
 (Loss) on disposal of
  operations (net of tax
  effect of $0)                      -           -     (952,085)            -
                            ----------  ----------   ----------    ----------
 Loss From Discontinued
  Operations                   (14,669)          -     (937,340)            -

Net Loss                   $  (588,105) $ (929,971) $(2,437,858) $(38,490,119)
                            ==========   =========   ==========   ===========

Earnings (Loss) per share  $     (0.02) $    (0.07) $     (0.05) $      (5.12)
                            ==========   =========   ==========   ===========
Earnings (Loss) Per Share
 From Continuing
 Operations                $     (0.02) $    (0.07) $     (0.05) $      (5.12)
                            ==========   =========   ==========   ===========
Earnings (Loss) Per Share
 From Discontinued
 Operations                $         -  $        -  $         -  $          -
                            ==========   =========   ==========   ===========

Weighted Average Number of
 Common Shares Outstanding  36,321,428  13,528,730   32,994,324     7,512,136
                            ==========   =========   ==========   ===========

See notes to the condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows

                                               Six Months Ended
                                                   June 30,
                                               2006          2005
                                           --------------------------
Net Cash Provided by (Used) in Operating
 Activities                                  $   16,983  $  (951,624)
                                              ---------   ----------
Cash Flows from Investing Activities
 Issuance of note receivable                          -     (400,000)
 Purchase of fixed assets                      (273,011)    (217,160)
 Purchase of LLC's, net of $74,200
  cash acquired                                       -   (1,325,800)
                                              ---------   ----------
 Net Cash Used in Investing Activities         (273,011)  (1,942,960)
                                              ---------   ----------
Cash Flows From Financing Activities
 Proceeds from promissory notes                       -    2,927,500
 Repayment of notes payable                    (247,100)     (25,000)
 Proceeds from notes payable                    500,000       50,000
                                             ----------   ----------
 Net Cash Provided by Financing Activities      252,900    2,952,500
                                             ----------   ----------

Net Increase (Decrease) in Cash                  (3,128)      57,916

Cash at Beginning of Period                      29,058       29,058
                                             ----------   ----------
Cash at End of Period                       $    25,930  $    86,974
                                             ==========   ==========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2006, the Company issued 10,440,991 shares of common stock upon the conversion of $127,009 of convertible debentures.

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

During the six months ended June 30, 2005, the Company issued 1,700,000 for $2,877,000 of prepaid consulting services.


See notes to the condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                          Six Months Ended June 30, 2006
                                 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

2.   GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, and accumulated deficit, and recurring negative cash flows from operations. Further, at June 30, 2006, current liabilities exceed current assets by $4,323,396 and total liabilities exceed total assets by $10,601,746. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

     Management's plan in regard to the going concern issues is to raise capital through the sale of the Company's stock. In addition, the Company is focusing on developing a significant number of clubs to achieve an efficient level of operations.

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

4.   DISCONTINUED OPERATIONS
     During the quarter ended June 30, 2006, the Company decided to cease operations at its Jackson, Mississippi location due to declining sales and costly rents. The Company began operations in Jackson, Mississippi on April 1, 2005. For the six months ended June 30, 2006, the discontinued operations generated sales of $518,269 and operating income of $29,414.

            Headliners Entertainment Group, Inc. and Subsidiaries
          Notes to the Condensed Consolidated Financial Statements
                        Six Months Ended June 30, 2006
                                 (Unaudited)

5.   BUSINESS COMBINATIONS

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

     On July 22, 2005, the Company entered into a Settlement Agreement with JHF Property Holdings, LLC, Paul Butler, Jon B. Field and Jon
     H. Field (collectively, "JHF"). The Settlement Agreement settled a lawsuit that the Company had brought against JHF alleging fraud and breach of contract. The Settlement Agreement contained the following provisions, which amended the terms under which the Company acquired the six limited liability companies and have been recorded in the accompanying financial statements effective April 1, 2005:

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

             Headliners Entertainment Group, Inc. and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                         Six Months Ended June 30, 2006
                                 (Unaudited)

5.  BUSINESS COMBINATIONS (Continued)

     5. All of the Company's payment obligations under the Consolidated Acquisition Agreement have been terminated. In lieu thereof, the Company agreed to pay to JHF: (a) five weekly payments of $74,687 (totaling $373,435), commencing on August 3, 2005; and (b) twenty-eight weekly payments of $15,000 (totaling $420,000) commencing on September 7, 2005.

     The aggregate acquisition price was $4,770,000, which included cash in the amount of $3,675,000, 777,000 shares of the Company's common stock valued at $301,565 (which represents the proceeds realized by JHF from the sale of stock issued to them and issuance of notes payable to JHF aggregating $793,435.)

     The Results of Operations for the six acquired limited liability companies are included in the consolidated financial statements since April 1, 2005. Following are proforma amounts assuming that the acquisition was made on January 1, 2005:

                                                 For the Six Months Ended
                                                      June 30, 2005
                                                 ------------------------

         Net Sales                                    $  6,388,190

         Net Loss                                     $(38,397,145)

         Loss Per Share From Continuing Operations           (5.11)

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

6    SUBSEQUENT EVENT - TERMINATION OF MANAGEMENT AGREEMENT

     On August 18, 2006 the Company agreed to terminate the Management Agreement under which the Company has managed the restaurant, comedy club and dance club facility owned by Rascals Montclair, Inc. in Montclair, New Jersey. The Company also assigned to Rascals Montclair, Inc. the collection of tape recordings known as the "Rascals Library." In consideration of the Company's agreement to terminate the Management Agreement and assign the Rascals Library, Rascals Montclair agreed to hold the Company harmless from liability for the $360,000 Note made in February 2006 (See: Note 3), for the debt incurred in purchasing the liquor license for the Montclair facility, for unpaid sales taxes and for unpaid payroll taxes.

     The majority owners of Rascals Montclair are trusts owned by the families of Eduardo Rodriguez and Michael Margolies, the members of the Company's Board of Directors. In connection with the termination of the Management Agreement, Mr. Margolies surrendered his interest in Rascals Montclair. Mr. Rodriguez and the Company agreed to terminate Mr. Rodriguez' employment as Chief Executive Officer, and to terminate his employment agreement, which provided for payment of $250,000 per year until 2014. The Company will pay $75,000 to Mr. Rodriguez as severance pay. Mr. Rodriguez also resigned from the Company's Board of Directors, and transferred to Mr. Margolies, for a nominal sum, the shares of the Company's Series B Preferred Stock that he owned.

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Headliners Entertainment Group, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form10-KSB for the year ended December 31, 2005 in the section numbered "Item 6" under the heading "Risk Factors that May Affect Future Results." Among the more significant factors are:

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

     The most dramatic example of our expanding operations is our acquisition at the end of March 2005 of six dance clubs that operate under one of the followings trade names: "Banana Joe's,""Margarita Mama's," "Red Cheetah,"
"Parrot Beach" or "Cactus Cafe."   Commencing on April 1, 2005 we have
consolidated the financial results of the clubs with our other operations on our financial statements. This has resulted in a significant increase in our revenues, from $2,788,828 in the six months of 2005 to $4,365,217 in the first six months of 2006.

     We have also altered our use of the Rascals trademark over the past several years, by expanding into new venues. We replaced the two restaurant-club locations that we have operated since the 1980s with a restaurant and Rascals Comedy Club that opened in Montclair NJ in June 2004. In addition, we have been actively pursuing opportunities to situate Rascals Comedy Clubs in hotels and entertainment venues, where a large, pre-existing clientele can be converted into customers of our club. During the first half of 2006 we owned and operated two Rascals Comedy Clubs:

     - Rascals Montclair. To replace our West Orange and Ocean restaurant-clubs, in June 2004 we opened a 13,000 square foot restaurant and comedy club in Montclair, New Jersey. The restaurant and bar in our Montclair facility seats 150, and the showroom seats 400. The property is owned by a separate corporation organized by members of Headliners' management. However, that corporation had a contract with Headliners under which we managed the facility and paid all of its expenses, and in return the corporation assigned all of the revenues from the Montclair operation to Headliners. In March 2006 we opened a Red Cheetah dance club at the same location.

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

     In July 2006 we opened a third Rascals in Baltimore, Maryland. However in August 2006 we terminated the agreement under which we managed Rascals Montclair, effective on September 1, 2006. So for the remainder of the year our comedy club operations will consist of the Baltimore facility and the Cherry Hill facility. Our primary source of revenue, therefore, will be our three remaining dance clubs.

     The revenue and gross profit figures reported for the first six months of 2006 exclude the results for three of the dance clubs we purchased in March as well as the results of the Rascals Comedy Club that we opened at the Palisades Center in May 2005. Three of these clubs were closed near the end of 2005. The fourth, our dance club in Jackson Mississippi, was closed in April 2006. The results from those four operations, therefore, have been reported as "discontinued operations" on our Statements of Operations. A net loss of $937,340 from the operations of those clubs and the disposal of their facilities contributed to our overall net loss for the six months ended June 30, 2006.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. During the first six months of 2006 we incurred general and administrative expenses totaling $4,100,122, which exceeded our gross profit by $1,229,907. This represented an improvement over the first six months of 2005, however. The improvement is primarily due to the fact that during the earlier quarter we issued stock to pay expenses with a market value of $37,066,701. In order to achieve profitability, however, we will have to increase our revenue to a level that will sustain our overhead.

     In November 2005 we agreed with Cornell Capital Partners to exchange the convertible debenture then held by Cornell for a new five-year debenture whose principal amount equals the principal of the surrendered debenture plus accrued interest. In connection with the exchange, we issued to Cornell Capital Partners five year warrants to purchase 10,000,000 shares of our common stock at $.20 per share. Because the warrants had a fair value of $1,460,000 and because the terms of the new debenture included an embedded derivative, we recognized in 2005 an expense of $3,811,193 as "loss on extinguishment of debt" arising from this transaction. During the life of the warrants, until they are exercised, we will adjust the value of the warrants to market value at the end of each accounting period. As a result of that adjustment, we recognized income of $338,683 in the six month period ended June 30, 2006. At the same time, we incurred an "interest expense" of $609,294 during the six months ended June 30, 2006, most of which was attributable to the Cornell debenture. The debenture carries a stated interest of 12% per annum.

     Our expenses remain disproportionate to our revenue. As a result, we realized a net loss of $2,437,858 for the first six months of 2006, compared to a net loss of $38,490,119 in the first six months of 2005. We expect to continue to incur losses until we are able to reduce our general and administrative costs to a level that is proportionate to our revenue level. Our recent termination of the Montclair management agreement is intended to be a step in that direction.

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

     With the proceeds of our sale of debt instruments to Cornell Capital Partners, we have substantially alleviated our capital commitments. Nevertheless, in addition to the ongoing expenses of operating its business, Headliners had accounts payable and accrued expenses of $3,322,820 at June 30, 2006, as well as being obligated on $1,395,225 in notes payable.

     During the first half of 2006 our operations produced only $16,983 in cash. However, in the second half of 2005 our operations produced $458,525 in cash. The improved cash flow in the second half of 2005 resulted from the fact that we obtained full managerial control over the six new dance clubs during the summer of 2005. We believe that the modest cash flow in the first six months of 2006 is not indicative of the direction of our operations, but primarily reflects (a) troubles at our Jackson MS club that were resolved when we closed the club in April and (b) the seasonality of our business - i.e. the fact that the first quarter of the year is the slowest period for club operations.

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

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Headliners' disclosure controls and procedures as of June 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Headliners in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Headliners is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Rodriguez concluded that Headliners' system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

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

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In April 2006 Headliners issued 3,000,000 shares of common stock to Rosenberg Rich Baker Berman & Co, CPA. The shares were issued in payment for bookkeeping and accounting services rendered, and were valued at $25,000, based on the contract terms between the parties. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Headliners and were acquiring the shares for their own accounts. There were no underwriters.

     Between April 1, 2006 and June 30, 2006 Headliners issued a total of 9,545,527 shares of common stock to Cornell Capital Partners LP. The shares were issued upon conversion of a debenture in the amount of $77,009. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principal had access to detailed information about Headliners and was acquiring the shares for its own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2006.

Item 5.   Other Information

     On August 18, 2006 the Company agreed to terminate the Management Agreement under which the Company has managed the restaurant, comedy club and dance club facility owned by Rascals Montclair, Inc. in Montclair, New Jersey, effective on September 1, 2006. The Company also assigned to Rascals Montclair, Inc. the collection of tape recordings known as the "Rascals Library." In consideration of the Company's agreement to terminate the Management Agreement and assign the Rascals Library, Rascals Montclair agreed to hold the Company harmless from liability for the $360,000 Note made in February 2006, for the debt incurred in purchasing the liquor license for the Montclair facility, for unpaid sales taxes and for unpaid payroll taxes.

     The majority owners of Rascals Montclair are trusts owned by the families of Eduardo Rodriguez and Michael Margolies, the members of the Company's Board of Directors. In connection with the termination of the Management Agreement, Mr. Margolies will surrender his interest in Rascals Montclair. Mr. Rodriguez and the Company agreed to terminate Mr. Rodriguez' employment as Chief Executive Officer, and to terminate his employment agreement, which provided for payment of $250,000 per year until 2014. The Company will pay $75,000 to Mr. Rodriguez as severance pay. Mr. Rodriguez will also resign from the Company's Board of Directors, and transfer to Mr. Margolies, for a nominal sum, the shares of the Company's Series B Preferred Stock that he owned.

Item 6.  Exhibits.

     10-a Termination of Management Agreement dated August 18, 2006 between Headliners Entertainment Group, Inc and Rascals Montclair, Inc.
     10-b Separation Agreement dated August 18, 2006 between Eduardo Rodriguez and Headliners Entertainment Group, Inc.
     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification

                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HEADLINERS ENTERTAINMENT GROUP, INC.


Date: August 21, 2006       By:  /s/ Eduardo Rodriguez
                            ------------------------------------------
                            Eduardo Rodriguez, Chief Executive Officer
                             & Chief Financial Officer