Form 10QSB
period 2006-09-30
HEADLINERS ENTERTAINMENT GROUP, INC.
filed 2006-11-20
CIK 1107802

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2006


[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                          Commission File No. 0-33145

                      HEADLINERS ENTERTAINMENT GROUP, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                      84-1195628
 --------------------------------------------------------------------------
 (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
  incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             November 11, 2006
                      Common Voting Stock: 158,564,854

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART 1.     FINANCIAL INFORMATION

            Headliners Entertainment Group, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                              September 30, 2006

Assets
 Current Assets
  Cash                                        $    81,419
  Assets to be disposed of                        130,218
  Inventory                                        53,359
  Other current assets                             91,090
                                               ----------
 Total Current Assets                             356,086
                                               ----------
Property and equipment, net                     2,416,748
Goodwill                                          384,063
Intangible assets                                 279,566
                                               ----------
Total Assets                                    3,436,463
                                               ==========
Liabilities and Stockholders' Deficit
 Current Liabilities
  Accounts payable and accrued expenses         3,865,803
  Notes payable                                 1,341,725
                                               ----------
 Total Current Liabilities                      5,207,528

Convertible debenture, net of unamortized
 premium of $153,418                            8,140,918
Fair value of embedded derivative               2,218,750
                                              -----------

 Total Liabilities                             15,567,196
                                              -----------
Stockholders' Deficit
 Common stock, authorized 500,000,000
  shares, $.001 par value, 60,389,317
  shares issued and outstanding                    60,390
 Additional paid-in capital                    59,244,732
 Accumulated deficit                          (71,435,855)
                                               ----------
 Total Stockholders' Deficit                  (12,130,733)
                                               ----------
Total Liabilities and Stockholders' Deficit   $ 3,436,463
                                               ==========


See notes to the condensed consolidated financial statements.

          Headliners Entertainment Group, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations
                               (Unaudited)


                               Three Months Ended       Nine Months Ended
                                  September 30,              September 30,
                             -----------------------  -------------------------
                                 2006        2005        2006           2005
                             ----------  -----------  -----------     ---------
Net Sales                   $ 1,711,794  $ 1,851,940  $ 5,422,514   $ 4,312,873

Cost of sales                   538,004      718,440    1,802,872     1,657,517
                             ----------  -----------   ----------     ---------
Gross Profit                  1,173,790    1,133,500    3,619,642     2,655,356
                             ----------  -----------   ----------     ---------

General and Administrative
 expenses
 General and administrative
  expenses                    1,377,844    2,232,183    4,969,673     4,532,526
 Stock based compensation             -            -            -    24,420,000
 Stock issued for consulting
  services                            -    2,735,199            -    15,381,900
                             ----------  -----------   ----------    ----------
Total General and
 Administrative Expenses      1,377,844    4,967,382    4,969,673    44,334,426
                             ----------  -----------   ----------    ----------

Loss From Operations           (204,054)  (3,833,882)  (1,350,031)  (41,679,070)
                             ----------  -----------   ----------    ----------
Other Income (Expenses)
 Derivative adjustment to
  market                       (221,704)           -      116,979             -
 Interest expense              (227,821)  (1,371,565)    (837,115)   (2,155,878)
 Interest income                      -           44            -        13,377
 Other income (expense)         (64,387)       9,675      (64,387)        9,675
                             ----------  -----------   ----------    ----------
Total Other Expense            (513,912)  (1,361,846)    (784,523)   (2,132,826)
                             ----------  -----------   ----------    ----------

Loss From Continuing
 Operations                    (717,966)  (5,195,728)  (2,134,554)  (43,811,896)
                             ----------  -----------   ----------    ----------
Discontinued Operations
 (Loss) Income from discon-
  tinued operations (net of
  tax effect of $0)            (119,071)      16,864     (188,256)      142,913
 Loss on disposal of
  operations (net of tax
  effect of $0)                (807,094)           -   (1,759,179)           -
                             ----------  -----------   ----------    ----------
(Loss) Income From
 Discontinued Operations       (926,165)      16,864   (1,947,435)      142,913
                             ----------  -----------   ----------    ----------

Net Loss                    $(1,644,131) $(5,178,864) $(4,081,989) $(43,668,983)
                             ==========   ==========   ==========   ===========

Earnings (Loss) per share   $     (0.03) $     (0.35) $     (0.11) $      (4.38)
Earnings (Loss) Per Share
 From Continuing Operations $     (0.01) $     (0.35) $     (0.06) $      (4.38)
Earnings (Loss) Per Share
 From Discontinued
 Operations                 $     (0.02) $         -  $     (0.05) $       0.01


Weighted Average Number of
 Common Shares Outstanding   51,788,254   14,793,478   39,146,582     9,965,921


      See notes to the condensed consolidated financial statements.

            Headliners Entertainment Group, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                  2006             2005
                                              -----------     ------------
Net Cash Provided by (Used in) Operating
 Activities                                  $     11,736     $ (1,130,258)

Cash Flows from Investing Activities
 Purchase of fixed assets                        (273,011)        (217,160)
 Issuance of note receivable                            -         (400,000)
 Repayments of note receivable                          -          400,000
 Purchase of LLC's, net of $44,200 cash
  acquired                                              -       (1,325,800)
                                              -----------      -----------
 Net Cash Used in Investing Activities           (273,011)      (1,542,960)
                                              -----------      -----------
Cash Flows From Financing Activities
 Proceeds from promissory notes                         -        2,927,500
 Repayment of notes payable                      (400,977)        (324,468)
 Proceeds from notes payable                      500,000          232,923
                                              -----------      -----------
 Net Cash Provided by Financing Activities         99,023        2,835,955

Net (Decease) Increase in Cash                   (162,252)         162,737

Cash at Beginning of Period                       243,671           29,058
                                              -----------      -----------
Cash and Equivalents at End of Period        $     81,419     $    191,795
                                              ===========      ===========


        See notes to the condensed consolidated financial statements.

               Headliners Entertainment Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


     SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     During the nine months ended September 30, 2006, the Company issued 26,284,728 common shares upon the conversion of $219,809 of convertible debentures.

     During the nine months ended September 30, 2006, the Company issued 2,000,000 common shares in consideration of a financing. The shares are recorded as a debt discount of $160,000.

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

             Headliners Entertainment Group, Inc. and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                    Nine Months Ended September 30, 2006
                                (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

2.   GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations. Further, at September 30, 2006, current liabilities exceed current assets by $4,851,442 and total liabilities exceed total assets by $12,130,733. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

     Management's plan in regard to the going concern issues is to raise capital through the sale of the Company's stock and convert existing debt into shares of the Company's common stock. In addition, the Company is focusing on developing a significant number of clubs to achieve an efficient level of operations.

3.   NOTES PAYABLE

     On February 2, 2006, the Company issued a promissory note in the amount of $360,000 in exchange for $300,000 in cash. The note has been discounted by$60,000, bears interest at 18% per annum and is due in 18 monthly payments of $20,000 beginning April 1, 2006. The Company issued 2,000,000 common shares to the note holder as an inducement to make the loan. The shares were valued at $0.08 per share, the value on the date they were issued and were recorded as deferred financing fees. The deferred financing fees and the discount are being amortized over the life of the loan. As collateral for the note, the Company has placed 7,500,000 common shares in an escrow account.

4.   DISCONTINUED OPERATIONS

     During the quarter ended June 30, 2006, the Company decided to cease operations at its Jackson, Mississippi location due to declining sales and costly rents. The Company began operations in Jackson, Mississippi on April 1, 2005.

     Subsequent to the nine months ended September 30, 2006, the Company has ceased operations at its Cincinnati, Ohio and Baltimore, Maryland locations. For the nine months ended September 30, 2006, activities of these two locations have been included in discontinued operations. Additionally, the statement of operations for the three and nine months ended September 30, 2005 have been reclassified to conform to the three and nine months ended September 30, 2006. The decision to close these locations was based on declining sales and profits.

     Discontinued operations have generated sales of $1,172,766 and $2,641,101 for the nine months ended September 30, 2006 and 2005, respectively and (loss)/income of ($188,256) and $142,913 for the nine months ended September 30, 2006 and 2005, respectively.

             Headliners Entertainment Group, Inc. and Subsidiaries
             Notes to the Condensed Consolidated Financial Statements
                      Nine Months Ended September 30, 2006
                                   (Unaudited)

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

            Headliners Entertainment Group, Inc. and Subsidiaries
          Notes to the Condensed Consolidated Financial Statements
                     Nine Months Ended September 30, 2006
                                 (Unaudited)

5.   BUSINESS COMBINATIONS, Continued

     The Results of Operations for the six acquired limited liability companies for the period after April 1, 2005 are included in the Company's consolidated financial statements. Following are pro forma amounts assuming that the acquisition was made on January 1, 2005:

                                             For the Nine Months Ended
                                                September 30, 2005
                                             -------------------------
     Net Sales                                   $   9,558,293

     Net Loss                                    $ (43,762,071)

     Loss Per Share From Continuing Operations   $      (4.38)


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


6 SUBSEQUENT EVENT - TERMINATION OF MANAGEMENT AGREEMENT

     On November 15, 2006 the Company agreed to terminate the Management Agreement under which the Company has managed the restaurant, comedy club and dance club facility owned by Rascals Montclair, Inc. in Montclair, New Jersey. The majority owners of Rascals Montclair are trusts owned by the families of Eduardo Rodriguez and Michael Margolies, the members of the Company's Board of Directors.

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

     Results of Operations

     From its founding in 1984 through 2001, Headliners' business consisted entirely of the operation of stand-alone restaurant/comedy club facilities: two in New Jersey from the 1980s until 2003/2004 and one that we operated in Miami, Florida for only a year. From 2002 into 2006 we substantially changed the nature of our operations. We began to develop alternative locations for Rascals' comedy by organizing hotel-based clubs and by granting licenses to utilize the name "Rascals." We also began to develop multiple channels of distribution for the comedic entertainment produced in our clubs, such as online distribution, home video sales and pay-per-view sales. During 2006, however, a number of those ventures have proven to be unprofitable, and we have significantly reduced our level of operations.

     The most dramatic example of our expanding operations was our acquisition at the end of March 2005 of six dance clubs that operated under one of the followings trade names: "Banana Joe's,""Margarita
Mama's," "Red Cheetah," "Parrot Beach" or "Cactus Cafe."   Commencing
on April 1, 2005 we have consolidated the financial results of the clubs with our other operations on our financial statements. This resulted in an increase in our revenues, from $4,312,873 in the first nine months of 2005 to $5,422,514 in the first nine months of 2006.

     During the past twelve months, however, we have closed four of the six dance clubs that we purchased in 2005. As a result, our gross revenue for the quarter ended September 2006 was 8% lower than the same quarter of 2005. The results from those four operations have been reported as "discontinued operations" on our Statements of Operations. A net loss of $1,947,435 from the operations of those clubs and the disposal of their facilities contributed to our overall net loss for the nine months ended September 30, 2006

     Over the past several years we also altered our use of the Rascals trademark by expanding into new venues. We replaced the two restaurant-club locations that we have operated since the 1980s with a restaurant and Rascals Comedy Club that opened in Montclair NJ in June 2004. In November, 2006, however, we terminated the agreement under which we managed that property. So the Montclair facility will no longer contribute to our financial results. In 2005 we opened a comedy club in the Palisades Center in New Jersey, then closed it early in 2006. We also opened a comedy club in Baltimore, Maryland in July 2006, then closed it in September due to lack of patronage. At the present time, therefore, we are operating no restaurants and only one comedy club. That club is located in the Hilton Hotel in Cherry Hill, New Jersey, where we commenced operations in December 2002. Although the sales level of this club is far lower than the levels we maintained in West Orange or Ocean, we generate it with only one full-time and three part-time employees (compared to dozens at our restaurant-club combinations). So the Cherry Hill club has been profitable.

     The transitions in our business plan have resulted in a marked disparity between revenues and expenses. During the first nine months of 2006 we incurred general and administrative expenses totaling $4,969,673, which exceeded our gross profit by $1,350,031. This represented an improvement over the first nine months of 2005, however. The improvement is primarily due to the fact that during 2005 we issued stock to pay expenses with a market value of $39,801,900. In order to achieve profitability, however, we will have to increase our revenue to a level that will sustain our overhead.

     In November 2005 we agreed with Cornell Capital Partners to exchange the convertible debenture then held by Cornell for a new five-year debenture whose principal amount equals the principal of the surrendered debenture plus accrued interest. In connection with the exchange, we issued to Cornell Capital Partners five year warrants to purchase 10,000,000 shares of our common stock at $.20 per share. Because the warrants had a fair value of $1,460,000 and because the terms of the new debenture included an embedded derivative, we recognized in 2005 an expense of $3,811,193 as "loss on extinguishment of debt" arising from this transaction. During the life of the warrants, until they are exercised, we will adjust the value of the warrants to market value at the end of each accounting period. As a result of that adjustment, we recognized income of $116,979 in the nine month period ended September 30, 2006. At the same time, we incurred an "interest expense" of $837,115 during the nine months ended September 30, 2006, most of which was attributable to the Cornell debenture. The debenture carries a stated interest of 12% per annum.

     Our expenses remain disproportionate to our revenue. As a result, we realized a net loss of $4,081,989 for the first nine months of 2006, compared to a net loss of $43,668,983 in the first nine months of 2005. We expect to continue to incur losses until we are able to reduce our general and administrative costs to a level that is proportionate to our revenue level. Our recent termination of the Montclair management agreement is intended to be a step in that direction.

Liquidity and Capital Resources

     In order to obtain the funds necessary to acquire our six new dance clubs and construct our facilities in Montclair and the Palisades Center, we borrowed nearly $10 million from Cornell Capital Partners. Today our debt to Cornell Capital Partners totals $8,192,309 plus accrued interest. The debt is represented by a Secured Convertible Debenture in that amount issued on November 17, 2005. Headliners is not required to make any payment by the Debenture until November 17, 2010, when it will have the option of satisfying any principal and interest remaining outstanding in cash or with common stock. In the meantime, Cornell Capital Partners will have the right to convert the principal and accrued interest on the Debenture into Headliners common stock at a conversion price equal to 80% of the market price at the time of conversion.

     With the proceeds of our sale of debt instruments to Cornell Capital Partners, we substantially alleviated our capital commitments. Nevertheless, in addition to the ongoing expenses of operating its business, Headliners had accounts payable and accrued expenses of $3,865,803 at September 30, 2006, as well as being obligated on $1,341,725 in notes payable.

     During the first nine months of 2006 our operations produced only $11,736 in cash. However, in the second half of 2005 our operations produced $458,525 in cash. The improved cash flow in the second half of 2005 resulted from the fact that we obtained full managerial control over the six new dance clubs during the summer of 2005. We believe that the modest cash flow in the first nine months of 2006 is not indicative of the direction of our operations, but primarily reflects (a) troubles at our Jackson MS club that were resolved when we closed the club in April and (b) remaining obligations of the other clubs that we have closed over the past
twelve months.   We expect that the cash flow from the remaining clubs
will be sufficient to sustain their operations and meet their cash obligations. In order to meet the financial obligations of our holding company, however, we will require additional capital. We are currently engaged in seeking sources of additional capital, but we have not obtained any financing commitment.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Headliners' disclosure controls and procedures as of September 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Headliners in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Headliners is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Rodriguez concluded that Headliners' system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

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

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     Between July 1, 2006 and September 30, 2006 Headliners issued a total of 15,843,737 shares of common stock to Cornell Capital Partners LP. The shares were issued upon conversion of a debenture in the amount of $142,800. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principal had access to detailed information about Headliners and was acquiring the shares for its own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2006.

Item 5.  Other Information

     Termination of Material Agreement

     On November 15, 2006, Headliners terminated the management agreement pursuant to which it managed the restaurant, comedy club and dance club in Montclair, New Jersey.

     Unregistered Issuance of Equity Securities

     In October 2006, Headliners issued a total of 85,000,000 shares of common stock to five creditors in partial settlement of their debts. The amount of debt settled will equal the proceeds of the sale of the shares by the creditors. The sales were exempt pursuant to
Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Headliners and were acquiring the shares for their own accounts. There were no underwriters.

     In October 2006, Headliners issued a total of 25,000,000 shares of common stock to two companies in payment for consulting services. The shares were valued at $.003 per share, being the market value on the date of issuance. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about Headliners and were acquiring the shares for their own accounts. There were no underwriters.

Item 6.

     Exhibits.

     31   Rule 13a-14(a) Certification
     32   Rule 13a-14(b) Certification

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HEADLINERS ENTERTAINMENT GROUP, INC.


Date: November 17, 2006          By:  /s/ Eduardo Rodriguez
                                      ----------------------------------
                                      Eduardo Rodriguez, Chief Executive
                                      Officer & Chief Financial Officer